Form 10QSB
period 1996-03-31
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1996-05-15
CIK 752346

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 1996

Commission file number   0-15893


                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                                91-1256470
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      38 Pond Street, Suite 305
       Franklin, Massachusetts                                     02038
(Address of principal executive offices)                         (Zip Code)

                                 (508) 520-2422
               Registrant's telephone number, including area code

                                 Not applicable
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes __ X __    No ______


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 1996.

                   Common Stock, $.012 Par Value -- 14,122,306

================================================================================

                                      INDEX

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.


PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets--March 31, 1996 and December 31, 1995

Condensed Consolidated Statements of Operations--Three months ended March 31, 1996 and 1995

Condensed Consolidated Statements of Cash Flows--Three months ended March 31, 1996 and 1995

Notes to Condensed Consolidated Financial Statements--March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION
- ----------------------------

Item 1.   Legal Proceedings
Item 2.   Changes In Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

Part 1. Financial Information

================================================================================

                 CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

================================================================================

                   Condensed Consolidated Balance Sheets

================================================================================

                                                                                                     (unaudited)
                                                                                                       3/31/96            12/31/95
                                                                                                     -----------        -----------
ASSETS:
  Current Assets:
      Cash                                                                                           $   123,213        $    85,557
      Accounts receivable (net of allowance for doubtful accounts of $840,000 in
      1996 and $815,000 in 1995)                                                                       1,915,943          2,016,846
      Other current assets                                                                               331,286            218,316
                                                                                                     -----------        -----------
      Total Current Assets                                                                             2,370,442          2,320,719
                                                                                                     -----------        -----------
  Property and Equipment, at Cost:
      Equipment                                                                                        1,296,085          1,292,487
      Less accumulated depreciation and amortization                                                    (733,904)          (694,903)
                                                                                                     -----------        -----------
      Property and equipment, net                                                                        562,181            597,584
                                                                                                     -----------        -----------


  Other Assets:
      Goodwill (net of accumulated amortization of $328,460 in 1996 and $309,290
      in 1995)                                                                                         2,484,713          2,503,515
      Other                                                                                              238,837            144,979
                                                                                                     -----------        -----------

                                                                                                     -----------        -----------
      Total Other Assets                                                                               2,723,550          2,648,494
                                                                                                       =========          =========

  TOTAL                                                                                              $ 5,656,173        $ 5,566,797

- ------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
     Short-term debt, current portion of long-term debt and Lease obligations                        $   492,238        $   521,248
     Accounts payable                                                                                    778,492            799,888
     Accrued personnel costs                                                                             390,362            326,468
     Accrued expenses and other liabilities                                                              207,043            214,583
                                                                                                     -----------        -----------

     Total Current Liabilities                                                                         1,868,135          1,862,187

  Long-term debt                                                                                       1,621,527          1,699,360
  Other liabilities                                                                                       76,563             26,998
                                                                                                     -----------        -----------
  Total liabilities                                                                                    3,566,225          3,588,545

  Stockholders' Equity:
     Common stock, $.012 par value, 50,000,000 shares authorized; issued
     14,822,306 in 1996 and 14,702,306 in  1995                                                          176,428            176,428
     Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1996 and
      1995                                                                                             1,727,305          1,727,305
     Additional paid-in capital                                                                        7,661,116          7,661,116
     Accumulated deficit                                                                              (7,387,401)        (7,499,097)
                                                                                                     -----------        -----------
                                                                                                       2,177,448          2,065,752

     Less-Treasury stock, 700,000 shares, at cost                                                        (87,500)           (87,500)
                                                                                                     -----------        -----------
     Total Stockholders' Equity                                                                        2,089,948          1.978,252
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,656,173        $ 5,566,797
                                                                                                     ===========        ===========
====================================================================================================================================


Note: The Balance Sheet at December 31, 1995 has been derived from the Audited
      Financial Statements at that date. See notes to Condensed Consolidated Financial Statements.

================================================================================

================================================================================

                   CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

================================================================================

          Condensed Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended March 31,

================================================================================


                                                          1996           1995
                                                      -----------    -----------
Revenue, net                                          $ 2,363,132    $ 2,221,361
                                                      -----------    -----------

   Operating costs                                      1,735,951      1,793,049
   Administrative and selling costs                       399,688        260,662
   Depreciation and amortization                           57,803         58,948
                                                      -----------    -----------

   Total operating costs                                2,193,442      2,112,659
                                                      -----------    -----------


Operating income (loss):                                  169,690        108,702

Interest expense, net                                      53,883         50,504
Other (income)/expense                                      1,611              0
                                                      -----------    -----------
                                                           55,494         50,504

Profit/(loss) before income taxes                         114,196         58,198


Income tax provision                                        2,500          2,500
                                                      -----------    -----------

Net income (loss) from continuing operations              111,696         55,698

Discontinued operations:                                        0              0

Net profit /(loss)                                    $   111,696    $    55,698
                                                      ===========    ===========


Net income (loss) per share:
   Continuing operations                                    $0.01          $0.00
   Discontinued operations                                     --             --
                                                      -----------    -----------

   Net income (loss) per share                              $0.01          $0.00
                                                      ===========    ===========


Average shares outstanding                             14,002,306     12,698,630

- --------------------------------------------------------------------------------

See notes to Condensed Consolidated Financial Statements.

================================================================================

================================================================================

                   CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

================================================================================

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended March 31,

================================================================================

                                                                                                       1996                  1995
                                                                                                     --------               -------
Cash Flows From Operating Activities:

  Net income (loss)                                                                                  $111,696               $55,698

  Adjustments to reconcile net income to net cash from (used by) operating activities:

     Depreciation and amortization                                                                     57,803                58,948
     Noncash interest expense                                                                           4,500                     0
     Decrease (increase) in accounts receivable                                                       100,903              (189,645)
     Decrease (increase) in other current assets                                                     (112,970)              (19,967)
     Decrease (increase) in other assets and deferred costs                                           (98,358)             (202,598)
     Increase in accounts payable and accrued expenses                                                 84,523               185,012
                                                                                                     --------               -------

  Net cash from (used by) operating activities                                                        141,097              (112,552)
                                                                                                     --------               -------


Cash Flows From Investing Activities:

  Purchases of equipment                                                                               (3,598)              (25,543)
                                                                                                     --------               -------

  Net cash used in investing activities                                                                (3,598)              (25,543)
                                                                                                     --------               -------


Cash Flows From Financing Activities:

  Proceeds from issuance of debt                                                                            0               275,000
  Principal payments on debt and lease obligations                                                   (106,843)             (134,360)
                                                                                                     --------               -------

  Net cash provided by (used in) financing activities                                                (106,843)              140,640
                                                                                                     --------               -------

  Net increase (decrease) in cash                                                                      37,656                 2,545
  Cash, beginning of year                                                                              85,557               213,141
                                                                                                     --------               -------

  Cash, end of period                                                                                $123,213              $215,686
                                                                                                     ========              ========

- --------------------------------------------------------------------------------

See notes to Condensed Consolidated Financial Statements.

================================================================================

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues increased by 6.4% or $141,771 during the first quarter ended March 31, 1996 compared to the same period of 1995. A substantial portion of the increase was due to revenues generated by providing staffing and home care services within communities serviced by the Company's outpatient clinics. These revenues generated by the Company's Managed Rehabitation Services division increased 25.9% as compared to the same revenues for the same period in 1995. Revenues from outpatient clinics increased $34,410, a 1.2% increase over first quarter results of 1995.

Operating costs represented 73.5% of revenue for the first quarter of 1996 as compared to 80.7% for the comparable period of 1995. This decrease of 7.2% was principally due to cost reduction programs previously implemented by the Company. Additionally, the Company achieved lower recruiting,travel, and labor cost by replacing subcontracted physical therapy labor with internal staff physical therapists.

Administrative and selling costs increased 5.2% as a percentage of net revenue or $139,026 during the quarter ending March 31, 1996 as compared to the same period of 1995. A significant portion of the increase in administrative costs relates to separation costs associated with the Company's former President and Chief Financial Officer.

Depreciation and amortization decreased by 2% or $1,145 during the quarter ended March 31, 1996 compared to the same period of 1995. The decrease is attributable to lower amortization expense as well as fewer clinics in operations in 1996 as compared to the same period in 1995. During 1995, the Company closed two non-performing clinics and one additional clinic in early 1996.

The Company's tax provision is substantially the result of state income tax accruals.

As a result of the above factors, net income from continuing operations of $111,696 was achieved for the first quarter of 1996 as compared to a net income of $55,698 for the same period of 1995.

Liquidity and Capital Resources

The Company acquired therapy equipment and office equipment totaling $3,598 during the first quarter of 1996.

Financial Position

The Company's liquidity, as measured by its cash and working capital, increased by $37,656 and $43,775 respectively in the first quarter of 1996 as compared to the same period in 1995. The increase in cash and working capital was principally due to the Company's profitable operations and, to a lesser extent, to renegotiated term debt where extended terms and lower monthly note payments resulted.

The Company continues to factor a certain portion of its Accounts receivable. The decrease in accounts receivable of $100,903 during the first three months of 1996 is primarily the result of increased factored receivables with the Company's factor.

Accounts payable and accrued expenses increased by $84,523. A significant portion of this increase represents accrued financing cost resulting from debt restructuring with a current note holder.

Total long-term debt, notes payable, and capital lease obligations decreased by $106,843 as a result of principal payments made during the quarter.



PART II.  OTHER INFORMATION

Items 1 through 6

Not applicable.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONSOLIDATED HEALTH CARE
                                   ASSOCIATES, INC.



Dated:  May 14, 1996               By: /s/  Robert M. Whitty
                                       -----------------------------
                                       Robert M. Whitty
                                       President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONSOLIDATED HEALTH CARE
                                   ASSOCIATES, INC.



Dated:  May 14, 1996               By: /s/  Robert M. Whitty
                                       -----------------------------
                                       Robert M. Whitty
                                       President