Form 10KSB/A
period 1995-12-31
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1996-05-23
CIK 752346

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                                 AMENDMENT NO. 1

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

                           Commission File No.0-15893

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

       Registrant's telephone number, including area code: (508) 520-2422

             Securities registered pursuant to section 12(g) of Act:

                          Common Stock, $.012 Par Value
                                (Title of Class)

                                  Common Stock
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Registrant's revenues for its most recent fiscal year.  $ 8,617,798

State the aggregate market value of the common voting stock held by non-affiliates of the Registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
                         $2,116,175 as of March 1, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to Corporate Registrants.)

                  14,002,306 Common Shares as of March 1, 1996


Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

(The listed documents should be clearly described for identification purposes.)

Transitional Small Business disclosure format.  Yes ___     No  _X_

================================================================================

                                     PART I

Item 1. Business

General

Consolidated Health Care Associates, Inc., a Nevada corporation (hereinafter referred to as the "Company" or "CHCA"), is in the business of providing outpatient rehabilitation services, through a network of outpatient clinics and contract agreements respectively, principally concentrated in the Northeast and Mid-Atlantic regions, six in Massachusetts, four in Pennsylvania, three in Delaware and one in Florida. The Company also provides managed rehabilitation services through contract staffing principally in Massachusetts, Pennsylvania, Florida, Delaware and New York.

The Company was organized in June 1984. Its executive offices are located at 38 Pond Street, Franklin, Massachusetts, 02038 and its telephone number is (508) 520-2422. References to "CHCA" and the "Company" include Consolidated Health Care Associates, Inc., and its subsidiaries and its predecessor, unless the context otherwise requires.

Financial Information about Industry Segments

The Company presently operates in a single segment, as a health care service provider.

Outpatient Rehabilitation Services

The clinics provide pre and post-operative care and treatment for a variety of orthopedic-related disorders, sports related injuries, treatment for neurologically related injuries, rehabilitation of injured workers and preventative care. A patient who is referred to one of the Company's rehabilitation facilities undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient.

Rehabilitation services provided by the Company include the following:

Conventional Clinical Services

All facilities provide routine acute clinical therapy services. Services include preventive and rehabilitative services for neuromuscular, musculoskeletal and cardiovascular injury or disease. Patients treated are referred by physicians. Licensed physical therapists evaluate each patient and initiate a program of rehabilitation to achieve each individual patient's rehabilitation goals. Treatments or modalities rendered may include traction, ultrasound, electrical stimulation, therapeutic exercise, heat treatment and hydrotherapy. The Company's charge for its services is based upon the specific treatments rendered. Patients requiring such services are usually treated for one hour per day, three days per week over a period of two to five weeks. Additionally, wherever appropriate, post treatment maintenance and exercise programs are provided to patients to continue their recovery on a cost effective basis.

Occupational/Industrial Services

At several of the Company's facilities, specific programs for the injured workers compensation patient are rendered. Services unique to the injured worker are as follows:

     Work Capacity Evaluation (WCE) - WCE is an intensive, objective evaluation of the injured worker's physical condition and capacity to perform the specific requirement of the worker's employment. This evaluation is often used by insurers to estimate the extent of rehabilitation treatment or as a basis for settlement of disability claims.

     Work Hardening - After the acute-care phase of an injury and often as an outcome of a WCE, there is a transitional need for the injured worker to regain the physical capacity to safely perform employment requirements. Work hardening provides graduated exercise and work stimulation therapies to rehabilitate the injured worker. Patients in the Company's work hardening program gradually build up their treatment time from three to seven hours per day, five days per week for a four to six week period.

Industry Background

Physical and occupational therapy is the process of aiding in the restoration of individuals disabled by injury, disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

     Economic Benefits of Physical and Occupational Therapy Services. Purchasers and providers of health care services such as insurance companies, health maintenance organizations, business and industry, are seeking ways to save on traditional health care services. Management believes physical and occupational therapy services represent a cost-effective service, by attempting to prevent short-term disabilities from becoming chronic conditions, and by speeding the recovery from surgery and musculoskeletal injuries.

     Earlier Hospital Discharge. Changes in health insurance reimbursement, both public and private, have encouraged the early discharge of patients in order to contain and reduce costs. Management believes early hospital discharge practices foster greater numbers of individuals requiring outpatient physical and occupational therapy services.

Marketing

At each clinical location, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiotrists, occupational medicine practitioners, and general practitioners, which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a regional and corporate level, the Company seeks to improve and/or establish provider relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

Sources of Revenue/Reimbursement

Payor sources for the Company's services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance and managed care programs generally provide outpatient services coverage to patients utilizing the clinics, and the patient is normally required to pay an annual deductible and a co-insurance payment. Workers' compensation is a statutorily defined employee benefit which varies on a state by state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical rehabilitation, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. These statutes generally require that these benefits be offered to employees without any deductibles, co-payments or cost sharing. Companies may provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-run funds or through self-insurance. Treatments for patients who are parties to personal injury cases are generally paid for from the proceeds of settlements with insurance companies.

Thirteen of the Company's clinics have been certified as Medicare providers. Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency is equal to the lesser of the provider's "reasonable costs" as allowed under Medicare regulations or the provider's customary charges. Individual beneficiaries, or their "Medigap" insurance carriers if such coverage exists, are required to pay a deductible and co-payment amount, so that governmental payments to the Company do not exceed 80% of the reasonable costs of such services. The Company files annual cost reports for each of its Medicare-certified clinics.

These cost reports serve as the basis for determining the prior year's cost settlements and interim Medicare payment rates for the next year. Medicare regulations require that a physician must certify the need for physical and/or occupational therapy services for each patient and that these services must be provided in accordance with an established plan of treatment which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical and occupational therapy and, therefore, Medicaid is not and is not expected to be a material payor for the Company.

Managed Rehabilitation Services

The Company's managed rehabilitation services division is a contract staffing division which provides physical, occupational and speech therapy on a contracted basis typically under intermediate term and long term contracts to schools, hospitals, nursing homes, assisted living facilities and home health care companies. In addition to hiring therapists locally, the Company has established international sources of highly trained, duly licensed therapists who may provide services in the United States. The managed rehabilitation division has grown rapidly since its formation in September 1994. The contract services industry has experienced dramatic growth over the last decade.

Regulation

The health care industry is subject to numerous federal, state and local regulations. The states in which the Company currently operates do not prohibit the Company from providing physical therapy services. Many states prohibit commercial enterprises from engaging in the corporate practice of medicine. There is a risk that the corporate practice of medicine could be interpreted in those states to include the practice of physical therapy also, or that the corporate practice of physical therapy itself could be specifically prohibited in some states. In the event that the Company was found to be engaged in a prohibited practice in any state, the Company would be required to restructure its operations so as to be in compliance with applicable law. However, if the Company were to seek to expand its operations to other states in which physical therapy services could not be provided by a corporation, it would be required to seek other arrangements in such states, which could increase the costs to the Company.

Certain states in which the Company operates have laws that require facilities that employ health professionals and provide health related services to be licensed. The Company believes that the operations of its business, as presently conducted, do not and will not require certificates of need or other approvals and licenses. There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company to obtain such approvals or licenses and, if so, that such approvals or licenses could be obtained.

Thirteen of the Company's clinics are certified Medicare providers. In order to receive Medicare reimbursement, a clinic must meet the applicable conditions for participation set forth by the Department of Health and Human Services relating to the type of facility, its equipment, recordkeeping, personnel and standards of medical care as well as compliance with all state and local laws. Clinics are subject to periodic inspections to determine compliance.

The Social Security Act imposes criminal sanctions and/or penalties upon persons who pay or receive any "remuneration" in connection with the referral of Medicare or Medicaid patients. The "anti-kickback" laws prohibit providers and others from offering or paying (or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a Medicare-covered service. Each violation of these rules may be punished by a fine (of up to $250,000 for individuals and $500,000 for corporations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in Medicaid or Medicare for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states have similar laws, which apply whether or not Medicare or Medicaid patients are involved.

Because the anti-kickback laws have been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, they limit the relationships which the Company may have with referral sources, including any ownership relationships. The anti-kickback laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under a recent letter of the Office of Chief Counsel of the Department of Health and Human Services Inspector General, could include payments for goodwill. Management considers these anti-kickback laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are and will continue to be in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials.

In addition, another federal law, known as the "Stark law" after its original Congressional sponsor, was expanded in 1993 to impose, effective January 1, 1995, a prohibition on referrals of Medicare or Medicaid patients for physical therapy services by physicians who have a financial relationship with the provider furnishing the services. With certain specified exceptions, the referral prohibition will apply to any physician who has (or whose immediate family member has) a direct or indirect ownership or investment interest in, or compensation relationship with, a provider of physical therapy services such as the Company's clinics. This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from Medicare and Medicaid. Several states have enacted laws similar to the Stark law, but which cover all patients as well. The Stark law, as effective January 1, 1995 covers any financial relationship between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the anti-kickback law, management will consider the Stark law in planning its clinic acquisitions, marketing and other activities, and expects that is operations will be in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials.

Competition

The health care industry generally and the physical and occupational businesses in particular are highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The competitive factors in the physical and occupational therapy businesses are quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. The Company's clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned physical therapy clinics, private physical therapy clinics, and chiropractors.

Discontinued Operations - Diagnostic imaging services

From inception, the Company provided diagnostic imaging services and equipment under contracts to hospitals under both mobile and fixed base arrangements. Through its merger in July 1991 with PTS, the Company began to provide inpatient and outpatient rehabilitation services pursuant to contracts with hospitals. Effective March 26, 1993, the Company's Board of Directors approved and adopted a plan to discontinue its diagnostic imaging services division and sold all related assets, except accounts receivable, effective September 30, 1994.

Company Facilities

The Company currently operates fourteen outpatient rehabilitation facilities all of which are leased facilities typically located in a medical office building or shopping center. The Company's typical clinic occupies approximately 1,200 to 7,500 square feet of space with an average of approximately 3,200 square feet of space per location. Each clinic employs one or more licensed physical and/or occupational therapists, including a therapist who is the facility manager, office personnel, aides and, at certain clinics, athletic trainers, exercise physiologists and other appropriate personnel, as may be necessary.

Set forth below is certain information concerning the Company's outpatient facilities as of March 15, 1996.

Outpatient Rehabilitation Facilities

     Location                            Sq. Ft.                     Year Opened
     --------                            -------                     -----------
     Attleboro, MA                         2,800                         1971
     Attleboro, MA                         1,400                         1991
     Leominster, MA                        3,400                         1990
     Pittsfield, MA                        2,500                         1992
     West Bridgewater, MA                  3,500                         1978
     Worcester, MA                         1,200                         1992
     Philadelphia, PA                      7,000                         1992
     Millersburg, PA                       7,500                         1993
     Mechanicsburg, PA                     3,700                         1993
     Shermans Dale, PA                     2,700                         1993
     Wilmington, DE                        1,600                         1993
     Newark, DE                            3,900                         1993
     Newark, DE                            1,700                         1993
     Boca Raton, FL                        2,000                         1992


Most of the above facilities were acquired by the Company after they had been opened by their original owners.

Employees

As of March 15, 1996, the Company employed 160 full and part-time persons, 117 of whom were licensed therapists, assistants, and aides at the Company's outpatient facilities, 28 people function in administrative capacities at such outpatient facilities and the executive office employs 15 persons. None of the Company's employees are represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

In the states in which the Company's current clinics are located, persons performing physical and occupational therapy services are required to be licensed by the state. All persons currently employed by the Company and its clinics who are required to be licensed are licensed, and the Company intends that all future employees who are required to be licensed will be licensed. Management is not aware of any federal licensing requirements applicable to its employees. The Company carries professional liability insurance for its licensed personnel.

Executive Officers

Joel Friedman, age 55 became a director of the Company in December 1991 and Chairman and Chief Executive Officer in July 1994. Mr. Friedman, a graduate of Columbia College, has been involved for the past twenty five years in the financing and management of several public and private companies and real estate ventures, most recently, and for at least the past five years through Friedman Enterprises, Inc. Mr. Friedman is also a member or the Board of Directors of 3D Geophiscal, Inc.

Alan Mantell, age 49 was elected Chief Operating Officer in November 1995. Since 1979, Mr. Mantell has shared responsibilities with Mr. Friedman as an officer, director and shareholder of Founders. From 1980 through 1987, Mr. Mantell was the sole stockholder of Stuyvesant Capital Corporation, an N.A.S.D. member firm. In 1992 he formed Guardian Capital Group, Ltd., an early participant in the commercial mortgage-backed securities markets which operated one of the first multi-family mortgage conduits in the U.S.

Robert M. Whitty, age 40 was elected President in November 1995. Mr Whitty had been a vice president of the Company since 1994, and prior thereto, Mr Whitty provided consulting services for various health care companies, which services included financial planning, strategic planning, acquisitions and business development. Mr Whitty has over eighteen (18) years of experience in the health care field.

Item 2. Properties

The Company's principal executive offices are located at 38 Pond Street, Franklin, Massachusetts. This office contains approximately 7,500 square feet of space which the Company currently leases on a five year lease expiring January 1997. In addition, the Company also leases 15 other facilities totaling approximately 48,400 square feet for its outpatient rehabilitation services.

Item 3. Legal Proceedings

The Company is a party to pending legal proceedings, arising from the normal business operations of the Company. Management believes these proceedings will not have a material impact on the financial condition and results of operations of the Company.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters

(a) Market Information

The Company's common stock is traded in the over-the-counter market. Bid and asked prices are quoted on the NASDAQ Small-Cap Market under the symbol CHCA. The high and low prices (based on the bid price) for the common stock, as reported by the National Association of Securities Dealers, Inc., are indicated below.

            1995                         HIGH                       LOW
            ----                         ----                       ---

        First Quarter                  $1.0625                    $.6250
        Second Quarter                   .8125                     .5000
        Third Quarter                    .5625                     .3750
        Fourth Quarter                   .3750                     .1875


            1994                         HIGH                        LOW
            ----                         ----                        ---

        First Quarter                  $1.1875                    $.7500
        Second Quarter                  1.0000                     .4375
        Third Quarter                    .7500                     .4062
        Fourth Quarter                  1.5000                     .6562


(b) Holders

The approximate number of holders of the Company's common stock as of December 31, 1995 is 600.

(c) Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. There are no contractual restrictions on dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was organized and commenced operations in 1984 as a provider of diagnostic imaging services on a mobile shared-service basis. In July 1991, it significantly changed its operating business by merging with PTS Rehab, Inc., a privately-held provider of outpatient rehabilitation services and contract services to hospitals. Since this merger and its corresponding entry into the rehabilitative services segment of healthcare, the Company has grown as a provider of outpatient services through acquisitions. These activities increased the number of physical therapy clinic locations from nine at the end of 1992 to fourteen as of March 15, 1996. Consistent with the Company's strategy to build a network of outpatient rehabilitation facilities, in March 1993 the Company's Board of Directors approved a plan to discontinue and dispose of its diagnostic imaging services division. During 1993, the Company acquired nine outpatient physical therapy clinics. As the Company integrated the 1992 and 1993 acquired facilities, certain of the facilities were not achieving desired results. The Company returned one clinic in 1994 to its sellers and closed two clinics in early 1995.

(a) Liquidity and Capital Resources

The Company's liquidity, as measured by its cash and working capital, decreased by $127,584 and $209,518 respectively, in 1995 as compared to 1994. The decrease in cash and working capital during 1995 was due principally to losses caused by the Company's operations and, to a lesser extent, to capital expenditures of approximately $138,000. As the Company continued to incur losses throughout 1995, its working capital and available cash declined. In response, the Company extended the time needed to satisfy its obligations to vendors, resulting in increased accounts payable. In addition, as discussed below, during 1995 the Company was unable to make certain scheduled principal and interest payments to noteholders and was required to negotiate extended payment terms in certain cases and issue convertible promissory notes in exchange for short-term notes in other cases. If the Company continues to incur operating losses, the Company's working capital shortfalls will become even more pronounced and make it increasingly difficult for the Company to meet scheduled debt repayments. The Company's losses from operations in each of its four most recent years have resulted in it having negative net tangible assets at December 31, 1995. Additionally, the Company is substantially dependent on its factoring arrangements pursuant to which it has assigned a certain portion of its accounts receivable to support its operations. The matters described above make it imperative for the Company to maintain or increase its present factoring arrangements, to obtain additional financing, to take actions which will result in the Company being profitable and generating positive cash flow. The Company continues to pursue additional financing, however, no assurances can be given that any additional financing may be available, or, if available, that it will be on terms acceptable to the Company. If the Company is unsuccessful in achieving the above, this would have a material adverse effect on the Company.

The Company has developed a three pronged strategic plan for achieving future profitable operations. This plan consists of the following components:

The Company operates 14 physical therapy clinics located throughout the Eastern United States. The Company intends to integrate operations of its Managed Rehabilitation Services division with operations at its clinics, producing greater flexibility with staff assignment, reduced management cost, enhanced marketing capability and other efficiencies with respect to costs.

The Company's Managed Rehabilitation Services division has continued to experience significant growth since its formation in September 1994. The Company believes that this growth will continue. With the integration of physical therapy clinics operating with the Company's Managed Rehabilitation Services division, the Company intends to increase sales of its services in the areas that it currently serves. This will provide the Company the opportunity to seek contracts with the larger prospective customers for the Company's services in those marketplaces.

The Company presently holds Certified Rehab Agency Status in several locations. The Company intends to seek Comprehensive Outpatient Rehabilitation Facility
(CORF) status in those states where it currently operates, which will broaden the scope of services which the Company may offer and enhance reimbursement rates for certain of the Company's existing services. In addition, the Company is exploring the possibility of expanding the scope of its activities to include the delivery of services off-site, both in-home and at ancillary service facilities such as schools, nursing homes and assisted living residences.

Net accounts receivable were $2,016,846 at December 31, 1995, compared to $2,156,165 at December 31, 1994. The net decrease of $139,319 was principally due to the reduction of receivables from the closing of two clinics in early 1995 offset by an increase in receivables from the contract staffing business. The number of days average net revenues in net receivables at December 31, 1995 was 93 as compared to 101 at December 31, 1994. Accounts payable increased by $494,000 in 1995 as compared to 1994, respectively.

Cash used by operations of $25,638 for the 12 months ended December 31, 1995 resulted primarily from an operating loss of approximately $609,000 reduced by non cash expenses of approximately $251,000, and by a decrease in accounts receivable of approximately $139,000, and an increase in accounts payable and accrued expenses of approximately $204,000. Cash provided by operating activities totaled $298,876 during 1994.

Cash used for investing activities in 1995 consisted of purchases of equipment of $138,075 and in 1994 consisted of $70,481 to purchase equipment and leasehold improvements.

Financing activities in 1995 provided funds of $ 36,129. Proceeds from the issuance of debt were $335,000, issuance of stock provided $125,000, and payments of $423,871 were made on long-term debt. Due to the shortfalls in working capital as discussed above, the Company discontinued scheduled principal and interest payments on several of its note payable obligations during 1995. The Company has subsequently cured these defaults in principal and interest payments by renegotiating and extending the payment terms of these obligations, by issuing new convertible promissory notes and by remitting past-due payments of principal and interest. As a result, these notes have not been called by the noteholders.

Financing activities in 1994 used funds of $975,890. Proceeds from debt totalled $325,000, issuance of preferred stock provided $448,161, and payments of $1,749,051 were made on long-term debt.

Effective July 20, 1995, Consolidated Rehabilitation Service, Inc., ("CRS"), a subsidiary of the Company, entered into a factoring agreement with a banking institution under which CRS may assign its receivables, up to a maximum aggregate balance of $500,000. Interest is payable at prime plus 2%. As of December 31, 1995 the Company had received advances of approximately $210,000 under this Agreement

In January 1996, PTS Rehab Inc., a subsidiary of the Company, entered into a factoring agreement with a lender providing for the advance of up to 85% of certain of the Company's Accounts Receivable. Interest is payable by the Company at a rate of the greater of nine percent or two percent over the prime rate. In addition, the Company is obligated to make other payments to the lender. The Factoring Agreement expires in June 1997. At April 1, 1996 $65,219 was available and $760,566 had been advanced under this agreement.

At December 31, 1995, the Company had outstanding approximately $2,200,000 in notes payable and long-term debt, approximately $521,248 of which is due prior to December 31, 1996. Of such amount, approximately $1,800,000 is related to business acquisitions completed prior to 1995. $412,377 of that amount is due between 2001 and 2003, with interest at a rate of between 7% and 10%.
Substantially all of the Company's assets are security for its outstanding indebtedness. Interest expense on long-term debt for years ended December 31, 1995 and 1994 was $183,023 and $449,514, respectively.

The Company leases clinic facilities under several non cancelable operating leases expiring at various times between 1995 and 1999. Rent expense for these operating leases was $543,600 in 1995 as compared to $695,100 in 1994. During 1996, the Company anticipates that minimum payments under non-cancelable operating leases will be approximately $542,000.

In December 1994 and January 1995, the Company issued $500,000 of short-term notes to a limited number of investors, payable in September 1995. In connection with this financing, the Company issued two-year warrants to purchase 300,000 shares of common stock for $0.75 per share. During August and September 1995, certain holders of these short-term notes exchanged $375,000 of the outstanding obligations for 10% convertible promissory notes in the principal amount of $180,000, payable on September 15, 1998. In conjunction with this transaction, $195,000 of these notes were converted into 780,000 shares of common stock. Additionally, the Company repaid $125,000 to a limited number of investors to satisfy such obligations by selling 500,000 shares of common stock.

In the first quarter of 1995, a holder of a convertible promissory note, issued in connection with a business acquisition, exchanged approximately $26,000 of the outstanding obligation for 30,000 shares of the Company's common stock. Additionally, a promissory note holder forgave approximately $31,000 of the outstanding balance of a note in exchange for a new convertible promissory note for $235,000, such amount being the remaining outstanding balance of the promissory note. Under this convertible note, the outstanding balance may be converted into shares of common stock at a dollar amount equal to the greater of $0.75 per share of common stock or 100% of the month-end NASDAQ Closing Price in the month preceding the date of conversion. No portion of the outstanding note was converted in 1995.

In February 1996, the Company renegotiated a convertible promissory note and a promissory note in the aggregate principal amount of $706,230, both of which were issued in connection with a business acquisition. Under the renegotiated agreements, the interest rate for these notes was increased to 9.5% and the term of the notes was extended to 2002. In consideration, the Company issued three-year warrants to the noteholder to purchase 25,000 shares of the Company's common stock at $0.30 per share. Additionally, the Company will issue $50,000 worth of the Company's common stock based upon market prices in effect as of the date of the agreement. This transaction will be accounted for as a restructuring of debt in 1996.

In January 1996, in satisfaction of prior obligations of like amount, the Company issued a three-year 12% note payable for $65,750 to a vendor and issued $65,750 of common stock of the Company based upon the market price of the stock at the time of issuance.

Stockholders'  equity  decreased  by  $267,961  during the twelve  months  ended
December 31, 1995 primarily as a result of the Company's net loss of approximately $609,000 offset by an increase in common stock and additional paid in capital of approximately $341,000. See also "Future Trends, Demands, Commitments, and Uncertainties" for additional matters relating to liquidity and future management plans.

Results of Operations

Fiscal Year Ended December 31, 1995 as
Compared to Year Ended December 31, 1994

Discussion of 1995 as Compared to 1994:

Revenues increased 10.5% or $820,823 in 1995 as compared to the year ended December 31, 1994. Contributing to the revenue increase was an increase during the period of $ 1,687,000 related to contract staffing revenues generated by providing staffing and home care services within communities serviced by the Company's outpatient clinics.

Outpatient physical therapy revenues declined by $866,177 during the year ended December 31, 1995 as compared to the same period in 1994. Lower 1995 patient referrals of approximately 9% coupled with the closure of two non performing clinics during 1995 accounted for this decrease. Management believes that utilization constraints and fee reductions imposed by managed care and the insurance industry are significant factors accounting for the decline.

Operating costs were 84.1% of revenues, compared to 84.8% of revenues in 1994, primarily due to the ability of the Company to maintain costs on a revenue basis as well as the closure of two non-performing clinics.

Administrative and selling costs measured as a percent of revenue represented approximately 19% of revenue during each of 1995 and 1994. During the second half of 1994 the Company instituted a substantial cost control program intended to reduce administrative and selling costs.

Depreciation and amortization expenses decreased by $110,884 during the year ended December 31, 1995 compared to 1994. Amortization of goodwill associated with the acquisitions of physical therapy clinics prior to 1994 accounted for a substantial portion of such amounts. During the fourth quarter of 1994, the Company wrote off goodwill of approximately $3.2 million, thereby reducing post 1994 amortization expense by approximately $35,000 each quarter

(see discussion below). When adverse events or changes in circumstances indicate that previously anticipated cash flows warrant reassessment, the Company reviews the recoverability of goodwill by comparing estimated undiscounted future cash flows from clinical activities to the carrying value of goodwill. Based upon the Company's 1995 review of recoverability, it was determined that no impairment existed.

During the second quarter of 1994, the Company closed one of its clinics acquired in 1993. The Company had previously expensed the goodwill of $255,000 related to this acquisition by a charge against 1993 earnings. Based upon the settlement reached with the seller of the clinic, certain assets of the clinic were retained by the seller and the note obligation by the Company of $224,000 was rescinded. The transaction resulted in a recovery of $153,188 of the goodwill previously expensed.

Interest expense declined by $266,491 during the year ended December 31, 1995 as compared to 1994. Average debt outstanding during 1995 as compared to 1994 was significantly lower due to the conversion of approximately $4,555,572 of debt on June 30, 1994 into common and preferred stock of the Company.

The Company's tax provision for each of the periods is substantially the result of state income taxes.

The Company had a net loss of $608,855 for the year ended December 31, 1995 as compared to $4,581,929 for 1994.

During the first six months of 1995, the Company incurred significant expenses, principally legal fees related to a potential acquisition that did not materialize. The cost attributed to this one time occurance was in excess of $200,000.

At the end of the second quarter of 1994, the Company recorded a contract settlement cost of $300,000. The settlement principally entailed the costs of employee separation and related costs.

Fiscal Year ended December 31, 1994 as
Compared to Year Ended December 31, 1993

Discussion of 1994 as Compared to 1993:

Revenues increased 3.2% or $243,306 in 1994 as compared to 1993. This increase was due to increases in revenue during 1994 of $1,041,794 from 1993 acquired businesses offset by declines of $1,158,488 or 15.3% for the clinics in operation for both periods. Adverse weather conditions in the first quarter of 1994 accounted for approximately $400,000 of the decline with the balance largely attributable to fewer patient visits on average for each new patient, reflecting increased managed care constraints on utilization. Revenues reported are net of allowances for contractual and other adjustments. Allowances of $3,623,065 and $2,683,951 were recorded in 1994 and 1993, respectively, representing 31.7% of 1994 gross revenue and 26.2% of 1993 gross revenue. The increase in allowances as a percentage of gross revenue was principally due to a higher percentage of gross revenues attributable to HMO and other managed care payors in 1994 as compared to 1993.

Operating costs were 84.8% of revenues, compared to 73% of revenues in 1993. A significant portion of costs (principally personnel and facility rent) are largely fixed costs and are therefore more sensitive to volume changes. Lower patient volume due to weather conditions and reduced average number of visits for each new patient caused personnel costs and, to a lesser extent, facility rent to represent a higher percentage relative to revenue in 1994 as compared to 1993.

Administrative and selling costs increased by $186,235 or 14.3% in 1994 as compared to 1993. Based upon the average number of clinics in operation during 1994 as compared to 1993, administrative and selling costs decreased from $91,379 per clinic in 1993 to $86,284 in 1994.

During the period from 1991 to 1993, the Company made a series of acquisitions of physical therapy clinics in Massachusetts, Pennsylvania, Delaware and Florida. Goodwill recorded by the Company in conjunction with those acquisition totalled approximately $6.9 million. This goodwill was being amortized over a period ranging from 27 to 40 years.

Since these acquisitions, the Company has experienced lower than anticipated patient volumes at certain of the clinics primarily as a result of utilization constraints imposed by managed care and third party payors as well as new competition. These adverse events caused the Company, during the fourth quarter of 1994, to revise its projections of operating performance for all purchased clinics. The revised cash flow projections indicated that the unamortized goodwill associated with certain clinics would not be recovered in the remaining amortization periods for those clinics. Accordingly, the Company wrote off goodwill in the amount of $3,209,439 in the fourth quarter. The majority of the clinics to which this impairment charge relates were acquired in 1993. Although patient volumes and, therefore, revenues at these clinics during the first several months of 1994 were lower than anticipated when they were acquired, such shortfalls were initially attributed to adverse weather conditions and other nonrecurring factors and, therefore, were considered to be a temporary phenomenon. In the fourth quarter of 1994 it was determined that there were also factors of a more permanent nature, related primarily to managed health care and competition, to which a portion of these shortfalls at these clinics could be attributed. These projections represent management's best estimate of future performance, although there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than, or greater than, these estimates. The Company reached a settlement with respect to a previously closed clinic which resulted in recovery of $153,000. This amount has been netted against the above goodwill charge.

Interest expense declined in 1994 by $86,014 to $449,514 as compared to 1993. A significant factor in reducing interest expense was the conversion on June 30, 1994 of $4,555,572 of debt into the Company's common and preferred stock.

The Company entered into a termination agreement with its former Chairman of the Board and Chief Executive Officer. The settlement of all contractual obligation between the Company and the executive resulted in a charge against earnings of $325,000.

The 1994 provision for income taxes of $13,000 is related to minimum state corporation taxes.

(c) Future Trends, Demands, Commitments, and Uncertainties

The Company's principal business is providing rehabilitative services. Demographic trends and new medical technologies are expected to cause continued growth for this section of the healthcare marketplace. Continued national trends to contain healthcare costs are expected to place limitations on high technology testing and curtailed utilization of medical specialists, resulting in increase utilization of rehabilitive services. Each of these trends are expected to be favorable to the Company by increasing the need for outpatient rehabilitative services. The Company intends to participate in the growth of rehabilitation services through internal expansion of its business and further development of ancillary contract rehabilitation services.

Item 7. Financial Statements

     Audited financial statements for each of the two fiscal years ended December 31, 1995 and 1994 are included as part of this report on pages 23-40.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are not, and have not been, any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

        Name                             Age      Position
        ----                             ---      --------
        Joel Friedman                    55       Chairman of the Board, Chief
                                                  Executive Officer and Director
        Alan Mantell                     49       Chief Operating Officer
        Robert M. Whitty                 40       President
        Christopher T. Harkins           47       Director
        James Kenney                     53       Director
        Paul W. Frankel, M.D., Ph. D.    47       Director
        Goodhue W. Smith, III            46       Director
        Sidney Dworkin                   74       Director

Joel Friedman, became a director of the Company in December 1991 and Chairman and Chief Executive Officer in July 1994. Mr. Friedman, a graduate of Columbia College, has been involved for the past twenty five years in the financing and management of several public and private companies and real estate ventures, most recently, and for at least the past five years through Friedman Enterprises, Inc. Mr. Friedman is also a member of the Board of Directors of 3D Geophiscal, Inc.

Alan Mantell, was elected Chief Operating Officer in November 1995. Since 1979, Mr. Mantell has shared responsibilities with Mr. Friedman as an officer, director and shareholder of Founders. From 1980 through 1987, Mr. Mantell was the sole stockholder of Stuyvesant Capital Corporation, an N.A.S.D. member firm. In 1992 he formed Guardian Capital Group, Ltd., an early participant in the commercial mortgage-backed securities markets which operated one of the first multi-family mortgage conduits in the U.S.

Robert M. Whitty, was elected President in November 1995. Mr. Whitty has been a vice president of the Company since 1994, and prior thereto, Mr. Whitty provided consulting services for various health care companies, which services included financial planning, strategic planning, acquisitions and business development. Mr. Whitty has over eighteen (18) years of experience in the health care field.

Christopher T. Harkins, joined Consolidated Health Care Associates, Inc. in June 1990 and became President on December 20, 1990. He was the Chief Executive Officer of Sports Therapy Centers, Ltd., an operator of sports medicine physical therapy clinics, from 1988 to 1990. From 1986 to 1988, he was Vice President and Treasurer of the Beacon Group, Inc., a privately owned contractor located in Bloomfield, Connecticut. Prior to 1986, Mr. Harkins had over ten years of experience in public accounting.

James Kenney became a director in March 1993. Mr. Kenney is currently an Executive Vice President of San Jacinto Securities in Dallas, TX. From February 1992 until June 1993, he had been a partner of Renaissance Capital Group, Inc., a Dallas money management firm. From 1989 to February 1992, Mr. Kenney was Senior Vice President of Capital Institutional Services, Inc., a brokerage firm located in Dallas, Texas that provided third-party financial and business research. From 1987 to 1989, Mr. Kenney was employed as a senior vice president and registered representative at the Dallas office of Rauscher Pierce Refsnes, Inc., a securities brokerage firm. Mr. Kenney is also a director of Amerishop Corp., Coded Communications Corp., Industrial Holdings, Inc., Prism Group, Inc., Scientific Measurement Systems, Inc., Appoint Technologies, Inc., Technol Medical Products, and Tricom, Inc.

Paul W. Frankel, M.D., Ph. D., has been a member of the Board of Directors since July 1994. Dr. Frankel is currently, and since August 1993 has been the President of Life Extension Institute, Inc., a New York company specializing in preventive health services. From April 1992 to August 1993, Dr. Frankel was a Partner and the National Medical Director of Coopers & Lybrand. For the period May 1988 to February 1992, Dr. Frankel served in various positions for Metropolitan Life Insurance Company, ultimately serving as its Vice President and the National Medical Director.

Goodhue W. Smith, III has been a member of the Board of Directors since July 1994. In 1978, Mr. Smith founded Duncan-Smith Co., an investment banking firm in San Antonio, Texas and currently serves as its Secretary and Treasurer. Mr. Smith is also a Director of Citizens National Bank of Milam County, and Ray Ellison Mortgage Acceptance Co..

Sidney Dworkin, was elected to the Board of Directors in March 1996. Dr. Dworkin was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Dr. Dworkin has also served as Chief Executive Officer of Stonegate Trading, Inc., an importer and exporter of various health, beauty aids, groceries and sundries. Between 1988 and the present, Dr Dworkin has served as Chairman of the Board of Advanced Modular
Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present Dr. Dworkin has also served as Chairman of Global International, Inc., which is involved in the sale and leasing of modular buildings to hospitals and Chairman of the Board of Comtrex Systems, which is engaged in the provision of data processing services. In addition, between July 1988 and the present, Dr. Dworkin has served as Chairman of the Board of General Computer Corp., which is engaged in the marketing of date processing equipment. Dr Dworkin also serves on the Board of Directors of CCA Industries, Inc., Interactive Technologies, Inc. and Northern Technologies International Corporation, all of which are publicly-traded companies.

Renaissance Capital Partners II Ltd. ("Renaissance") is entitled to designate two directors for nomination to the Company's Board of Directors. Messrs. Kenney and Smith are designees of Renaissance.

In 1995, the Board of Directors held five regularly scheduled and special meetings. All directors attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors and the committees on which they served. The Audit Committee (comprised during 1995 of Messrs. Achilarre and Smith) met once during the Company's last fiscal year. This Committee recommends to the Board of Directors a firm of independent public accountants to audit the books and accounts of the Company. The Committee reviews the reports prepared by the independent public accountants and recommends to the Board any actions deemed appropriate in connection with the reports. The Compensation Committee was comprised of Messrs. Kenney and Frankel during 1995. The Board of Directors has no standing nominating committee, or other committee performing similar functions. However, the Board of Directors, meeting as a whole, constitutes a committee for the issuance of options and other awards under the Company's Stock Incentive plan. The non-employee directors were entitled to receive directors fees in the amount of $500 per meeting throughout 1995.

Item 10. Executive Compensation

The following summary compensation table sets forth, for the three fiscal years ended December 31, 1995, the cash compensation of each of the executive officers of the Company whose total salary and bonuses exceeded $100,000.

                                            Summary Compensation Table
                                            --------------------------

                                                                                         Long Term Compensation
                                        Annual Compensation                         Awards                        Payouts
Name and                                                          Other
Principal Position                                                Annual    Restricted                                All other
                            Year         Salary        Bonus      Compen-      Stock        Options/       LTIP        Compen-
                                                                  sation      Awards          SARs        Payouts       sation
Joel Friedman               1995        $ 75,000         0           0             0               0         0             0
Chairman of the Board       1994               0         0           0             0       1,250,000         0             0
and Chief Executive         1993               0         0           0             0               0         0             0
Officer (1)

Arnold Benson
Chairman of the Board       1995               0         0           0             0               0         0             0
and Chief Executive         1994        $194,670         0           0             0         400,000         0       175,000
Officer (1)                 1993        $225,000         0           0             0               0         0             0


Christopher Harkins         1995        $135,000         0           0             0               0         0             0
President                   1994        $136,750         0           0             0         250,000         0             0
                            1993        $112,823         0           0        20,000 (2)           0         0             0

Robert M. Whitty            1995        $106,000 (3)     0           0             0               0         0             0
President


(1) Mr. Benson served as Chairman of the Board and Chief Executive Officer from July 1991 through July 1994. Joel Friedman was elected Chairman of the Board and Chief Executive Officer in July 1994. Mr. Friedman, who has been a director since 1991, has received no compensation from the Company during 1994 other than the ordinary payments of $500 per meeting for non-employee directors. Mr. Friedman, commencing January 1, 1995, is compensated at the rate of $75,000 per year.

(2)  Represents issuance of stock bonus to Mr. Harkins.

(3)  Mr. Whitty was elected President of the Company in November 1995.


The aggregate amount of any miscellaneous compensation not set forth in the table or the description of benefit plans, including any personal benefits valued at their incremental cost to the Company, received by any executive officers included in the above table did not exceed 10% of such person's cash compensation.

Employment Agreements

In March 1993, the Company entered into a three-year employment agreement with Christopher Harkins to serve as President of the Company. Under this agreement, Mr. Harkins was entitled to receive $135,000 per year for the term of the Agreement. In November 1995, the Company elected to terminate Mr. Harkins employment. Subsequently, in a Arbitration proceeding between the Company and Mr. Harkins, Mr. Harkins was awarded severance pay at the contract rate for the duration of the three year term of his original contract.

Joel Friedman, the Company's Chairman and Chief Executive Officer is currently compensated at the rate of $75,000 per year. Mr. Friedman provides his services to the Company, as needed, on a part-time basis and will receive additional compensation determined by the compensation committee of the Board of Directors.

1989 Stock Incentive Plan

Under its 1989 Stock Incentive Plan (the "Plan"), the Company grants Awards of Common Stock to those persons determined by the Board of Directors to be key employees who are responsible for the management and growth of the Company. The size of the Award is generally determined on the basis of the level of responsibility. Types of Awards include non-statutory stock options, incentive options (qualifying under Section 422A of the Internal Revenue Code of 1986), restricted stock awards and stock appreciation rights (SARs). Options and stock appreciation rights generally expire ten years from the grant date and unless otherwise provided, are exercisable on a cumulative basis with respect to 20% of the optioned shares on each of the five anniversaries after the grant date. Restrictions on restricted stock awards generally lapse with respect to 20% of the shares subject to the award after the expiration of each year following the grant date and the portions of such awards for which restrictions have not lapsed are subject to forfeiture upon termination of employment. The Company may grant options to purchase an aggregate of 500,000 shares of Common Stock under the Plan, 380,000 of which are currently available for grant. No stock options or other awards under the Plan were granted during 1995, nor were any options exercised by the individuals named in the Summary Compensation Table during 1995.

1994 Stock Option Plan


The Company adopted, effective November 3, 1994 and approved by the stockholders of the Company June 20, 1995, a 1994 Stock Option Plan (the 1994 Plan). The terms and conditions of the 1994 Plan are similar to the 1989 Plan, except that the 1994 Plan does not provide for grant of SAR's. The Company may grant options to purchase an aggregate of 3,000,000 shares of Common Stock under the Plan, of which 1,800,000 were granted in 1994 and 1,759,667 of which are currently available for grant. However, in January 1996, the Company granted options to acquire 37,667 shares, 37,667 shares, and 31,666 shares of Common Stock for $.28 per share to Joel Friedman, Alan Mantell, and Robert M.
Whitty respectively.


The following table sets forth information concerning any exercise of stock options during the Company's fiscal year ended December 31, 1995 by the Named Executives, the number and value of options owned by the named individuals and the value of any in-the-money unexercised stock options as of December 31, 1995:

                                                            Number of Unexercised              Value of Unexercised
                                                               Options Held at                In-the-money Options at
                                                            December 31, 1995 (1)              December 31, 1995 (2)
                        Shares acquired   Value
                         on Exercise      Realized    Exercisable    Unexercisable      Exercisable         Unexercisable
                         -----------      --------    -----------    -------------      -----------         -------------
Joel Friedman                  0             0            666,625          416,667                0                  0
Christopher T. Harkins         0             0                  0                0                0                  0
Robert M. Whitty               0             0                  0                0                0                  0



(1)  Does not include options granted in 1996.


(2) Based on the average Bid and Ask price on NASDAQ of the Company's common stock on that date ($.31).

Item 11. Security Ownership of Certain Beneficial Owners & Management

The following table sets forth information at March 15, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name & Address of                          Amount and Nature of       Percent of
Beneficial Owner                           Beneficial Ownership         Class
- -----------------                          --------------------         -----
Healthcare Partners, Inc.                        757,669 (1)            5.22%
31 Old Orchard Circle
Boylston, MA 01505


Joel Friedman                                    835,529 (2)            5.65%


Christopher Harkins                              142,208                1.01%

James Kenney                                      60,000 (3)                *

Paul Frankel                                      60,000 (4)                *

Goodhue W. Smith, III                             15,000 (4)                *

Alan M. Mantell                                        0                    *

Robert M. Whitty                                       0                    *

Sidney Dworkin                                   246,951 (5)            1.73%


Renaissance Capital                            9,098,217 (6)           49.98%
Partners II, Ltd.
8080 N. Central Exwy.
Suite 210-LB 59
Dallas, TX  75206

All executive officers and                     1,359,688 (7)            8.88%
directors as a group (8 persons)

- ---------------
*less than 1%

The Company is not aware of any contractual arrangements which may at a subsequent date result in a change of control of the Company.

(1) Includes 357,669 shares held of record, and 400,000 shares underlying options that the Company granted to Healthcare Partners, Inc.. See Certain Relationships and Transactions.


(2) Includes 666,625 shares subject to currently exercisable non-qualified stock options and the right to acquire 27,475 shares upon conversion of Series A Preferred Stock.


(3) Includes 60,000 shares subject to currently exercisable non-qualified stock options.

(4) Includes 10,000 shares subject to currently exercisable non-qualified stock options.

(5) Includes 106,667 shares issuable upon conversion of convertible promissory notes. Also includes 53,333 shares beneficially owned by a partnership which Dr. Dworkin is a partner.


(6) Includes 5,000,000 shares and the right to acquire 4,098,217 shares issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock.

(7) Includes 746,625 shares subject to currently exercisable non-qualified stock options, the right to acquire 27,475 shares upon conversion of outstanding Series A Preferred Stock, 50,000 shares subject to Common Stock purchase warrants, and 160,000 shares issuable upon the conversion of convertible notes.

Item 12. Certain Relationships and Related Transactions

Effective  June 30, 1994,  certain  holders of the Company's  convertible  debt, converted their notes into Common Stock of the Company and into a newly issued Series A Preferred Stock. Directors and affiliates of the Company who participated in the conversion were as follows:


Renaissance Capital Partners, II, Ltd. ("Renaissance"): Convertible debt and accrued interest of $3,695,984 was converted into 5,000,000 shares of Common Stock and 1,195,984 shares of Series A Preferred Stock. The Series A Preferred Stock may be converted into 2,098,217 shares of Common Stock of the Company.

Joel Friedman: Convertible debt and accrued interest of $51,375 was converted into 71,429 shares of Common Stock and 15,661 shares of Series A Preferred
Stock. The Series A Preferred Stock may be converted into 27,475 shares of Common Stock of the Company.


Christopher Harkins: Convertible debt and accrued interest of $25,688 was converted into 51,375 shares of Common Stock of the Company.

Diedre Benson: Convertible debt and accrued interest of $555,722 was converted into 1,111,444 shares of Common Stock of the Company. The Company has been informed that Diedre Benson is the sole stockholder of Healthcare Partners, Inc., a principal stockholder of the Company.

On September 8, 1994, effective November 11, 1994, the Company entered into a Termination Agreement with Arnold E. Benson ("the Termination Agreement"), the former Chairman of the Board and Chief Executive Officer of the Company. In November 1994, Mr. Benson and his wife Diedre Benson sold in a private placement an aggregate of 2,500,000 shares of Common Stock beneficially owned by he and his wife Diedre Benson for an aggregate of $1,075,000, Mr. Benson received a payment from the Company of $175,000 as severance in consideration of the termination of his Employment Agreement.

The Company has also granted to Healthcare Partners, Inc., a designee of Mr. Benson, on the Effective Date of the Termination Agreement, an option to purchase up to an aggregate of 400,000 shares of Common Stock for $.50 per share for a period of three years. The Company has also agreed to provide Mr. Benson with other benefits, including the payment of health insurance and disability insurance costs and certain expenses in connection with the negotiation of the Termination Agreement. Mr. Benson and Mrs. Benson have entered into a non-competition agreement with the Company with respect to certain activities effective for a period of two years from the effective date of the agreement. Mr. Benson resigned from the Board of Directors of the Company on November 11, 1994.


On September 8, 1994, Renaissance loaned the Company $100,000 pursuant to a Convertible Promissory Note, convertible at the option of Renaissance at $.33 per share of Common Stock. On October 24, 1994, the Company exchanged the Convertible Promissory Note for 100,000 shares of Series B Preferred Stock. Additionally, Renaissance invested $400,000 to acquire 400,000 shares of Series B Preferred Stock. The Series B Preferred Stock may be converted at any time, at the option of the holder thereof at $.25 per share of Common Stock. James
Kenney, a Director of the Company was, until June 1993 a general partner of Renaissance. Renaissance has the right to designate two members for nomination to the Board of Directors of the Company. Mr. Kenney and Goodhue W. Smith, III are currently the designees of Renaissance to the Board.

Under the terms of the Series A Preferred Stock and the Series B Preferred Stock, the Company has agreed that it will not issue in excess 1,500,000 additional shares of Common Stock of the Company in any single transaction or related series of transactions without the consent of the majority holders of the Series A Preferred Stock and the Series B Preferred Stock, together. Renaissance owns a substantial majority of the Series A Preferred Stock and is the sole holder of the outstanding shares of Series B preferred stock of the Company.

In January 1995, Sidney Dworkin, Ph.D., a director of the Company loaned the Company $100,000 pursuant to a convertible promissory note and received warrants to purchase 50,000 shares of Common Stock for $.75 per share. In August 1995, Mr. Dworkin converted the note into 106,667 shares of Common Stock. In addition, a partnership in which Mr. Dworkin is a partner loaned the Company $50,000 under the same terms and received a warrant to purchase 25,000 shares of Common Stock for $.75 per share. In August 1995, the note was converted into 53,333 shares of Common Stock.

In November 1995, Joel Friedman, the Chairman and Chief Executive of the Company and Robert M. Whitty, the President of the Company, jointly and severally guaranteed the validity of the Company's accounts receivable that were pledged to Capital Factors, Inc., a lender of the Company. The amount of the line of credit secured by the Company's accounts receivables is $500,000.

                      Compliance With Section 16(a) of the
                         Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC"), initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1995, none of the officers, directors and tenpercent beneficial owners of the Company failed to file timely any such reports under Section 16(a) of the Securities Exchange Act of 1934.

                                     PART IV

Item. 13. Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

     1.   Independent   Auditors'  Report  and  Audited  Financial   Statements:
          Consolidated Balance Sheets at December 31, 1995 and 1994, Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended December 31, 1995 and 1994.

     2.   Exhibits.

     3.1  Articles of Incorporation.*

     3.2  By-Laws.

     3.3  Certificate of Designation.*

     10.1 Employment Agreement between the Company and Christopher Harkins, dated June 3, 1993.*

     10.2 Termination Agreement between the Company and Arnold Benson, dated September 8, 1994.*

     10.3 1989 Stock Option Plan.*

     10.4 1994 Stock Option Plan.*

     10.5 Healthcare   Factoring  Agreement  between  the  Company  and  Capital
          Healthcare Financing, dated January 15, 1996.

     21.1 Subsidiaries of the Registrant.

          *Exhibit 3.1 was filed with the commission as part of the annual report on Form 10-K, which was filed March 29, 1989, and is incorporated herein by reference. The remaining exhibits are incorporated by reference to the exhibit filed under the same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b)  Reports on Form 8-K.

          Not applicable.

                       Financial Statements and Schedules

                                Table of Contents

Consolidated Health Care Associates, Inc.

                                                                           Page
                                                                           ----

    Independent Auditors' Report                                            24

    Consolidated statements and notes as of December 31, 1995, and 1994 and for the years then ended:

       Consolidated Balance Sheets                                          25

       Consolidated Statements of Operations                                26

       Consolidated Statements of Stockholders' Equity                      27

       Consolidated Statements of Cash Flows                                28

       Notes to Consolidated Financial Statements                         29-40

Report of Independent Accountants

To the Board of Directors and Stockholders of Consolidated Health Care Associates, Inc.

In our opinion, the accompanying consolidated financial statements appearing on pages 25 through 40 present fairly, in all material respects, the financial position of Consolidated Health Care Associate, Inc. and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 to the financial statements, the Company's ability to meet all its obligations as they become due is dependent on the continued availability of financing arrangements for factoring receivables and on the availability of other sources of financing. These financing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Price Waterhouse LLP

Price Waterhouse LLP

Providence, RI
April 5, 1996

====================================================================================================================================
                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

====================================================================================================================================
                              Consolidated Balance Sheets as of December 31, 1995 and 1994
====================================================================================================================================
ASSETS:                                                                                                 1995               1994
- -------                                                                                              -----------        -----------
  Current assets:
      Cash                                                                                           $    85,557        $   213,141
      Accounts receivable (net of allowance of $815,000 in 1995 and $995,000 in
         1994)                                                                                         2,016,846          2,156,165
      Other current assets                                                                               218,316             66,673
                                                                                                     -----------        -----------
      Total current assets                                                                             2,320,719          2,435,979
                                                                                                     -----------        -----------
  Property and equipment, at cost:
      Equipment                                                                                        1,292,487          1,156,912
      Less accumulated depreciation and amortization                                                    (694,903)          (538,903)
                                                                                                     -----------        -----------
         Property and equipment, net                                                                     597,584            618,009
                                                                                                     -----------        -----------
  Other assets:
     Goodwill (net of accumulated amortization of $309,290 in 1995 and $235,175
        in 1994)                                                                                       2,503,515          2,577,630
     Other                                                                                               144,979            237,996
                                                                                                     -----------        -----------
     Total other assets                                                                                2,648,494          2,815,626
                                                                                                     -----------        -----------
  TOTAL                                                                                              $ 5,566,797        $ 5,869,614
                                                                                                     ===========        ===========
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
  Current liabilities:
     Short-term debt and current portion of long-term debt                                           $   521,248        $   620,941
     Accounts payable                                                                                    799,888            305,740
     Accrued personnel costs                                                                             326,468            370,129
     Accrued expenses and other liabilities                                                              214,583            471,119
                                                                                                     -----------        -----------
     Total current liabilities                                                                         1,862,187          1,767,929
  Long-term debt                                                                                       1,699,360          1,839,716
  Other liabilities                                                                                       26,998             15,756
                                                                                                     -----------        -----------
  Total liabilities                                                                                    3,588,545          3,623,401
                                                                                                     -----------        -----------
  Commitments and contingencies (Notes 6 and 10)

  Stockholders' equity:


     Common stock, $.012 par value, 50,000,000 shares authorized: issued
       14,702,306 in 1995, and 13,272,306 in 1994                                                        176,428            159,268

     Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1995 and
       1994                                                                                            1,727,305          1,727,305
     Additional paid-in capital                                                                        7,661,116          7,337,382
     Accumulated deficit                                                                              (7,499,097)        (6,890,242)
                                                                                                     -----------        -----------
                                                                                                       2,065,752          2,333,713
   Less-treasury stock, 700,000 shares, at cost                                                          (87,500)           (87,500)
                                                                                                     -----------        -----------
   Total stockholders' equity                                                                          1,978,252          2,246,213
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,566,797        $ 5,869,614
                                                                                                     ===========        ===========
- ------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

====================================================================================================================================

====================================================================================================================================

                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                                Consolidated Statements of Operations
                                           For the Years Ended December 31, 1995 and 1994
====================================================================================================================================
                                                                                                  1995                      1994
                                                                                             ------------              ------------
Revenue, net  (Note 4)                                                                         $8,617,798                $7,796,975
                                                                                             ------------              ------------

Costs and expenses:
   Operating costs                                                                              7,244,196                 6,613,211
   Administrative and selling costs                                                             1,641,099                 1,488,384
   Depreciation and amortization                                                                  230,115                   340,999
   Write-off of acquisition goodwill (Notes 1 and 3)                                                   --                 3,056,439
   Contract settlement                                                                                 --                   325,000
                                                                                             ------------              ------------

Total operating costs                                                                           9,115,410                11,824,033
                                                                                             ------------              ------------


Operating loss                                                                                   (497,612)               (4,027,058)
                                                                                             ------------              ------------

Interest expense, net                                                                            (183,023)                 (449,514)
Other income, net                                                                                  81,780                        --
                                                                                             ------------              ------------
                                                                                                 (101,243)                 (449,514)
                                                                                             ------------              ------------

Loss before income taxes and discontinued operations                                             (598,855)               (4,476,572)


Income tax provision                                                                               10,000                    13,000
                                                                                             ------------              ------------

Net loss from continuing operations                                                              (608,855)               (4,489,572)

Discontinued operations (Note 2):
   Loss from operations of discontinued diagnostic
   imaging services division                                                                           --                   (92,357)
                                                                                             ------------              ------------

Net loss                                                                                        ($608,855)              ($4,581,929)
                                                                                             ============              ============

Net loss per share:
   Continuing operations                                                                            ($.05)                    ($.52)
   Discontinued operations                                                                             --                      (.01)
                                                                                             ------------              ------------

Net loss per share                                                                                  ($.05)                    ($.53)
                                                                                             ============              ============

- ------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
====================================================================================================================================

====================================================================================================================================
                                            CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                         Consolidated Statements of Stockholders' Equity
                                          For the Years Ended December 31, 1995 and 1994
====================================================================================================================================
                                                                                                 Additional
                                               Common          Preferred         Treasury          Paid-In         Accumulated
                                               Stock             Stock            Stock            Capital           Deficit
====================================================================================================================================
Balance, December 31, 1993                    $ 73,715                           ($87,500)       $4,247,103        ($2,308,313)

Common stock issued                             85,553                                            3,090,279

Preferred stock issued                                        $1,727,305

Net loss for the year                                                                                               (4,581,929)
                                              --------        ----------         --------        ----------        -----------
Balance, December 31, 1994                     159,268         1,727,305          (87,500)        7,337,382         (6,890,242)

Common stock issued                             17,160                                              323,734


Net loss for the year                                                                                                 (608,855)

Balance, December 31, 1995                    $176,428        $1,727,305         ($87,500)       $7,661,116        ($7,499,097)
                                              ========        ==========         ========        ==========        ===========

- ------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
====================================================================================================================================





====================================================================================================================================
                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                                Consolidated Statements of Cash Flows
                                           For the Years Ended December 31, 1995 and 1994
====================================================================================================================================
                                                                                                       1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating A
ctivities:

                                                                                                   ($  608,855)         ($4,581,929)

  Net loss

  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation                                                                                      156,000              296,948
     Amortization of goodwill                                                                           74,115              197,051
     Loss on disposal of fixed assets                                                                    2,500                 --
     Write-off of goodwill                                                                                --              3,056,439
     Noncash interest expense                                                                           18,277              234,939
     Gain on debt restructuring                                                                        (31,372)                --
     Non-cash charge for 401K contribution                                                              79,500               35,660
     Decrease in accounts receivable                                                                   139,319              973,810
     (Increase) decrease in other current assets                                                      (151,643)              57,819
     Decrease in other assets                                                                           93,017               14,641
     Increase in accounts payable, accrued personnel
     costs, accrued expenses, and other liabilities                                                    203,504               13,498
                                                                                                   -----------          -----------

  Net cash (used for) provided by operating activities                                                 (25,638)             298,876
                                                                                                   -----------          -----------
Cash Flows From Investing Activities:

  Purchases of equipment                                                                              (138,075)             (70,481)
                                                                                                   -----------          -----------

Cash Flows From Financing Activities:

  Proceeds from issuance of debt                                                                       335,000              325,000
  Proceeds from issuance of common stock                                                               125,000                 --
  Proceeds from issuance of preferred stock                                                               --                448,161
  Principal payments on debt                                                                          (423,871)          (1,749,051)
                                                                                                   -----------          -----------

  Net cash provided (used for) by financing activities                                                  36,129             (975,890)
                                                                                                   -----------          -----------

  Net decrease in cash                                                                                (127,584)            (747,495)
  Cash, beginning of year                                                                              213,141              960,636
                                                                                                   -----------          -----------
  Cash, end of year                                                                                $    85,557          $   213,141
                                                                                                   ===========          ===========
     See note 5 for information regarding non-cash transactions

- ------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
====================================================================================================================================

Consolidated Health Care Associates, Inc.
Notes to Consolidated Financial Statements
December 31, 1995 and 1994

1.   Summary of significant accounting policies

Consolidated Health Care Associates, Inc. (the Company or CHCA) is a provider of therapeutic rehabilitation services including physical, occupational and speech therapy. Services are provided on a local and regional basis through a network of outpatient clinics, as well as through managed rehabilitation contracts.

The following is a summary of significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Consolidated Imaging Systems, Inc., Associated Billing Corporation, PTS Rehab Inc. and Consolidated Rehabilitation Services, Inc. All significant intercompany transactions and balances have been eliminated.

Revenues and Accounts Receivable

Revenues are recorded when services are provided at the estimated net realizable amounts from patients, third party payers and contracted agreements.

Substantially all of the Company's accounts receivable are due from third-party insurance companies or government agencies. During 1995, the Company began factoring with recourse all of the accounts receivable of Consolidated Rehabilitation Services, Inc. At December 31, 1995, the Company was contingently liable for approximately $327,000 of such accounts. A reserve of approximately $16,000 is included in the $815,000 allowance for doubtful accounts in the accompanying consolidated balance sheet at December 31, 1995, to provide for the estimated uncollectible portion of accounts receivable with recourse. Service fees charged by the factoring agent during 1995 totalled $18,722, and are included as interest expense on the accompanying consolidated statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is determined utilizing the straight-line method over the estimated useful lives of equipment, furniture and fixtures as follows:

               Equipment                          3 - 10 years
               Furniture and fixtures             5 - 10 years

When property or equipment is retired or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts with any resulting gain or loss reflected in net income. Maintenance and repairs are expensed as incurred.

Goodwill

The excess of the purchase price over the fair value of the net assets of acquired physical therapy clinics has been recorded as goodwill and is being amortized over 27-40 years using the straight-line method. Management believes this amortization period is reasonable for its clinics with profitable operations. When adverse events or changes in circumstances indicate that previously anticipated cash flows warrant reassessment, the Company reviews the recoverability of goodwill by comparing estimated undiscounted future cash flows from clinical activities to the carrying value of goodwill. If such cash flows are less than the carrying value of the goodwill, an impairment loss is measured as the amount by which goodwill exceeds the present value of estimated cash flows using a discount rate commensurate with the risks involved (Note 3).

Income Taxes

Income taxes are provided utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, depreciation and amortization, employee benefit plans, taxes, deferred taxes and contingencies.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued personnel costs, other accrued expenses, and other liabilities are reasonable estimates of their fair value because of the short maturity of those instruments. It is not practical for the Company to estimate the fair value of long-term debt without the Company incurring excessive costs.

New Accounting Pronouncements

The Financial Accounting Standards Board (the FASB) issued Financial Accounting Standard No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of, "(FAS 121) in March 1995. FAS 121 requires that long-lived assets and certain indefinite intangible assets be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The entity must estimate the future cash flows expected to result from the use of the asset and its eventual disposition, and to recognize an impairment loss for any differences between the fair value of the asset and the carrying amount of the asset. FAS 121 will be adopted in 1996. The effect on the Company's financial position or results of operations from adoption of FAS 121 is not expected to be material.

The FASB issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", (FASB 123) in October 1995 effective for years beginning after December 15, 1995. Under provisions of FAS 123, the Company is not required to change its method of accounting for stock-based compensation. Management expects to retain its current method of accounting.

Reclassifications

Certain 1994 amounts have been reclassified to agree with the 1995 presentation.

2.   Discontinued Operations

During 1993, the Company's Board of Directors approved a divestiture and restructuring program (the Divestiture Program) pursuant to which the Company's diagnostic imaging services to hospitals were discontinued. Remaining assets associated with this discontinued operation were sold effective September 30, 1994. Financial results of these operations have been classified in the Consolidated Statements of Operations as discontinued operations; revenue and income have been excluded from continuing operations.

Summary results of operations, which have been classified as discontinued operations, are as follows:

================================================================================
                                                 1995                    1994
================================================================================
Revenue                                          $ --                  $743,285
Loss before income taxes                           --                   (92,357)
Net loss                                           --                   (92,357)
================================================================================

3.   Goodwill

Goodwill was recorded during the period from 1991 through 1993 in conjunction with the Company's acquisitions of physical therapy clinics in Massachusetts, Pennsylvania, Delaware and Florida during that period. Since these acquisitions, the Company has experienced lower than anticipated patient volumes at certain clinics which it attributes to utilization constraints imposed by managed care and third party payers and the impact of new competitors in these geographic markets. Revenues at these facilities have also declined from management's original expectations at the time of the acquisitions because of the unanticipated increase in customers covered by managed care. Revenues have also been adversely affected by reductions in workers compensation and personal injury reimbursement rates.

These trends, which are expected to continue in the foreseeable future, have adversely impacted the Company's profitability in its Pennsylvania, Delaware and Florida clinics. As a consequence, during the fourth quarter of 1994, the Company revised its original projections developed at the time of acquisition to more accurately reflect the effects of these trends. The resulting cash flow projections indicated that the Company would not recover the goodwill attributable to certain of its clinics. Accordingly, the Company recorded an impairment charge of $3,209,439 during the fourth quarter of 1994. The majority of the clinics to which this impairment charge relates were acquired in 1993. Although the patient volumes and, therefore, revenues at these clinics during the first several months of 1994 were lower than anticipated when they were acquired, such shortfalls were initially attributed to adverse weather conditions and other nonrecurring factors and, therefore, were considered to be a temporary phenomenon. In the fourth quarter of 1994 it was determined that there were also factors of a more permanent nature, related primarily to managed health care and competition, to which a portion of these shortfalls at these clinics could be attributed. No such impairment charges were incurred during 1995.

Changes in goodwill during 1995 and 1994 are summarized as follows:

================================================================================
                                                   1995                 1994
- --------------------------------------------------------------------------------
Balance, January 1,                            $ 2,577,630          $ 5,984,120
Goodwill amortization                              (74,115)            (197,051)
Goodwill write-off                                    --             (3,209,439)
                                               -----------          -----------

Balance, December 31,                          $ 2,503,515          $ 2,577,630
                                               ===========          ===========
================================================================================

4.   Revenue, net

Revenue is reported net of allowances as follows:

================================================================================
                                                        1995            1994
================================================================================
Revenue                                            $ 11,659,001    $ 11,420,040
Allowances for contractual and other adjustments     (3,041,203)     (3,623,065)
                                                   ------------    ------------

Revenue, net                                       $  8,617,798    $  7,796,975
                                                   ============    ============
================================================================================

5.   Supplemental disclosure of cash flows and noncash activities

Cash paid for interest and income taxes is as follows:

          ========================================================
                                          1995              1994
          ========================================================
          Interest                      $181,334          $239,780
          Income taxes                        --            20,500
          ========================================================


During 1995, the Company issued 1,310,000 shares of common stock to reduce the outstanding principal of long-term debt by $345,688. Additionally, the Company issued 120,000 shares of common stock, valued at $79,500, to the Company's 401K plan.

During 1994, the Company issued 7,100,000 shares of common stock, 1,200,000 shares of Series A preferred stock and 500,000 shares of Series B preferred stock to reduce the outstanding principal and interest of long-term debt by $4.8 million. Additionally, the Company issued 53,075 shares of common stock, valued at $35,660 to the Company's 401K plan.

6.   Lease Commitments

The Company leases clinic facilities under several non-cancelable operating leases expiring at various times between 1995 and 1999. Rent expense for these operating leases was $543,600 in 1995 and $695,100 in 1994.

Future minimum payments under non-cancelable facility operating leases for the five years subsequent to December 31, 1995 are:

          ==========================================================
                                                          Operating
                                                           Leases
          ==========================================================

          1996                                              $542,230
          1997                                               412,978
          1998                                               164,064
          1999                                                28,842
          2000                                                 5,092
                                                          ----------

          Total minimum lease payments                    $1,153,206
                                                          ----------

          ==========================================================

7.   Notes payable and long-term debt

Notes payable and long-term debt consist of:

                                                                                                          1995               1994
                                                                                                          ----               ----
Convertible  promissory  notes  (convertible  into 537,105 shares of CHCA common stock) with interest rate of 7-10% issued in connection with business
acquisitions, payable in monthly installments through 2003                                              $900,858           $999,559

Convertible  promissory  notes  (convertible  into 255,123 of CHCA common stock)
with interest rate of 7-10% issued to employees in connection with
business acquisitions, payable in monthly installments through 2001                                      502,968            573,805

Promissory notes issued in connection with business
acquisitions, with average interest rate of 7-10%, payable
through 2001                                                                                             396,600            550,051

Convertible  promissory  notes  (convertible  into 160,000 shares of CHCA common stock) bearing interest of 10%, issued to a Director; principal due
September 15, 1998                                                                                       120,000            100,000

Demand notes with interest paid monthly at prime rate plus 4%                                             89,432             89,432

Promissory note with interest rate of 12%, payable in monthly installments
through 1999                                                                                              65,750               --

Convertible  promissory  notes  (convertible  into 80,000  shares of CHCA common stock) bearing interest of 10% payable monthly; principal due
September 15, 1998                                                                                        60,000            125,000

Non-interest bearing loan payable to officers; paid in January 1996                                       60,000               --

Promissory note issued to an employee in connection with a business  acquisition with interest rate of 7%, payable in monthly installments through
1995                                                                                                        --               22,810

Non-interest bearing note payable with monthly payments through 1997                                      25,000               --
                                                                                                     -----------        -----------

                                                                                                       2,220,608          2,460,657
Less: current portion of debt                                                                           (521,248)          (620,941)
                                                                                                     -----------        -----------
Long-term debt                                                                                        $1,699,360         $1,839,716
                                                                                                     ===========        ===========

Substantially all of the Company's assets are security for the above debt.

At December 31, 1995, the Company was in default for non-payment of principal and interest on several of its note payable obligations. Subsequently, the Company cured these defaults by renegotiating and extending the payment terms of these obligations, by issuing new convertible promissory notes and by remitting pastdue payments of principal and interest. Accordingly, these notes have not been called by the noteholders.

In December 1994 and January 1995, the Company issued $500,000 of short-term notes, payable in September 1995. In connection with this financing, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.75 per share. These warrants may be exercised at any time for a period of two years. During August and September 1995, certain holders of these short term notes exchanged $375,000 of the outstanding obligations for three-year 10% convertible promissory notes, payable on September 15, 1998. In conjunction with this transaction, $195,000 of these notes were converted into

780,000 shares of the Company's common stock. Additionally, the Company repaid $125,000 to note holders and raised equivalent funds by issuing 500,000 shares of the Company's common stock.

During 1995, a holder of a convertible promissory note, issued in conjunction with a business acquisition, exchanged approximately $26,000 of the outstanding obligation for 30,000 shares of the Company's common stock.

During 1995, the Company issued a new convertible promissory note for the outstanding balance of a promissory note. Under the convertible note, the outstanding balance may be converted into equivalent shares of the Company's common stock. No portion of the outstanding note was converted in 1995.

Aggregate annual long-term debt maturities for the next five years are:

          ========================================================
          Year Ending December 31,
          1996                                          $  521,248
          1997                                             191,292
          1998                                             654,784
          1999                                             211,928
          2000                                             228,979
          2001 and thereafter                              412,377
                                                        ----------

          Total                                         $2,220,608
                                                        ==========
          ========================================================

Interest expense on long-term debt for the years ended December 31, 1995 and 1994 was $177,367 and $449,514, respectively.


In February 1996, the Company renegotiated a convertible promissory note and a promissory note, both of which were issued in connection with a business acquisition. Under the renegotiated agreements, the interest rate for these notes was increased to 9.5% and the term of the notes was extended to 2002. In consideration, the Company issued warrants to the noteholder to purchase $25,000 worth of the Company's common stock at $0.30 per share. The warrants may be exercised anytime for a period of 3 years. Additionally, at the maturity of these notes, the Company will issue to the noteholder $50,000 worth of the Company's common stock based upon market prices in effect as of that date. This transaction will be accounted for as a restructuring of debt in 1996.


The Company is currently renegotiating a convertible promissory note held by an employee. It is expected that this note, which was originally due in 1996, will be extended for five years with interest-only payments at 10% to be made in 1996 and 1997. In consideration, the Company will release the employee from non-compete agreements and will issue $30,000 worth of the Company's common stock based upon market prices in effect as of the date of the agreement. This transaction will be accounted for as a restructuring of debt in 1996.

During 1996, pursuant to an arbitration agreement, the Company entered into a three-year 12% note payable agreement for $65,750 with a vendor. Additionally, the Company will issue $65,750 worth of the Company's common stock to the vendor, based upon the market price of the stock at the time of the agreement.

8.   Common Stock,  Preferred Stock,  Warrants,  Options and Stock  Appreciation
     Rights

Effective November 3, 1994 and as approved by the stockholders of the Company on June 20, 1995 the Company adopted the 1994 Stock Option Plan (the 1994 Plan). The 1994 Plan provides the Company the ability to grant options to purchase an aggregate of 3,000,000 shares of common stock. Types of grants under the 1994 Plan include non-statutory stock options, incentive stock options and restricted stock awards.

Options granted under the 1994 Plan shall become exercisable as determined by the Options Committee of the Board of Directors (the Committee). The Committee may, in any case or cases, prescribe that options granted under the 1994 Plan become exercisable in installments or provide that an option may be exercisable in full immediately upon the date of its grant.

At the end of 1994 the Company granted 1,800,000 options to its officers and directors to acquire the Company's stock at $.97 per share, the fair market value at the date of grant. At the time of the grant 600,000 were immediately vested with 1,000,000 of the balance to be vested only upon the achievement of certain future performance goals and 200,000 options ratably vested over the next four years. During 1995, 666,667 of these options expired due to the non-achievement of certain goals and the termination of an officer.
Additionally, 50,000 options became vested in 1995 in accordance with the vesting schedule.

Due to the termination of an officer, 204,584 options issued prior to 1994 to the officer expired during 1995.

In connection with a 1993 private offering of 560,000 shares of the Company's common stock, a warrant to purchase 56,000 shares at $1.75 per share was issued to the underwriter associated with such offering. The warrants may be exercised at any time for a period of three years, expiring September 1996. Additionally, the Company issued options to purchase 150,000 shares to an investor relations firm at an average price of $2.00 per share. These options also expire in September, 1996.


In connection with the exchange of convertible debt as of June 30, 1994, the Company issued 1,227,305 shares of Series A preferred stock. Additionally, on October 24, 1994 the Company issued 500,000 shares of Series B preferred stock. The holders of the preferred stock have the right to convert such stock into Company common stock at a conversion price of $.57 per share for each share of Series A and $.25 per sharefor each share of Series B. The preferred stock requires cumulative dividends at the rate of 6% per annum. Cumulative dividends in arrears totalled $155,458 at December 31, 1995. No dividends were declared in 1995 or 1994; therefore, cumulative dividends in arrears are not recorded in the accompanying Consolidated Balance Sheet. In the event the Company raises in excess of $1.5 million additional equity at a per share price in excess of $.75, the holders of Series A and B preferred stock are required to convert their preferred stock into common stock.

A summary of options and warrants, collectively referred to as options, is as follows:

================================================================================
                                                  1995                  1994
================================================================================
Options outstanding January 1                   3,169,084             1,213,084
         Granted                                  300,000             2,200,000
         Canceled                                (871,251)             (244,000)

Options outstanding December 31,                2,597,833             3,169,084
                                                =========             =========

Price range for options granted during
the year.                                            $.75           $ .50 - .97
Options exercisable at December 31,             2,014,567             1,901,517
================================================================================


A summary of stock appreciation rights ("SARs") is as follows:

                                                        1995              1994
================================================================================
SARs outstanding January 1                              1,000             4,000
         Exercised                                     (1,000)           (2,400)
         Canceled                                         --             (  600)
SARs outstanding December 31                              --              1,000
                                                       ======            ======
SAR price for SARs exercised during
the year.                                               $0.37             $0.37

SARs exercisable at December 31                           --              1,000
================================================================================

9.   Net loss per share

Net loss per share is computed by dividing the net loss for the year, adjusted for undeclared cumulative preferred dividends, by the weighted average number of common shares outstanding during each year. The number of shares used in the computation for the years ended December 31, 1995 and 1994 is 13,771,855 and 8,690,517, respectively.

10.  Litigation

There are actions pending against the Company arising out of the normal conduct of business. In the opinion of management the amounts, if any, which may be awarded with these claims would not have a significant impact on the Company's consolidated financial position and results of operations.

11.  Related parties

The Company retained legal services from the law firm of a former director of the Company. The director's firm was paid $32,937 and $25,769 for 1995 and 1994, respectively.

The Company rents rehabilitation clinics from an employee. Total rental expense of $134,520 was paid by the Company in 1995 and 1994.

12.  Employee costs and benefit plan

Effective March 1, 1992, the Company adopted the 401(K) Savings Plan (the Plan) of its subsidiary company, PTS Rehab, Inc, for all eligible employees of the Company and its subsidiaries. Under the provisions of the Plan, the Company matches 100% of the first 3% of employee contributions. All employees who have reached 21 years of age and have completed one year of service with a minimum of 1,000 hours worked per year are eligible to participate in the Plan. The Company's expense in 1995 and 1994 related to the plan was $79,500 and $68,300, respectively. During 1995 and 1994 the Company issued 120,000 and 53,075 shares of common stock to the Plan reflecting the Company's matching contribution for employee's contributions during 1995 and 1994, respectively.

13.  Accrued Expenses and Other Liabilities

Components of Accrued Expenses and Other Liabilities are as follows:

                                                        1995          1994
                                                        ----          ----
    Accrued expenses                                 $214,583       $204,119
    Corporate taxes and other liabilities                --          264,000
                                                     --------       --------


    Total                                            $214,583       $471,119
                                                     ========       ========

14.  Income Taxes and Deferred Income Tax

The provision for income taxes on income from continuing operations in 1995 and 1994 is comprised of minimum taxes due to various states in which the company operates.

The tax effects of temporary differences that give rise to the tax assets and liabilities are as follows:

                                                 1995              1994
                                                 ----              ----
    Deferred tax assets:
      Net operating loss carryforwards        $1,493,000       $   897,000
      Goodwill                                   889,000         1,286,000
      Provision for doubtful accounts            326,000           398,000
      Other (investment tax credits)             165,000           163,000
                                             -----------       -----------
                                               2,873,000         2,744,000

    Deferred tax liabilities:

      Fixed assets                              (138,000)         (109,000)
                                             -----------       -----------
                                               2,735,000         2,635,000

    Valuation allowance                       (2,735,000)       (2,635,000)
                                             -----------       -----------

    Net deferred tax asset                   $      --         $      --
                                             ===========       ===========

A valuation allowance must be established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is required since it is not certain that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

At December 31, 1995, the Company has federal net operating loss carryforwards available to reduce future taxable income and investment tax credit carryforwards available to reduce future federal tax liability of approximately $4,391,000 and $163,000 respectively. These carryforwards expire in varying amounts from approximately 1999 through 2009. A substantial change in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, may significantly limit the future utilization of carryforwards incurred prior to an ownership change. In 1995 and 1994, significant stock transactions occurred which may result in such limitation being applied.

However, management has not yet been able to determine if a substantial change in ownership, as defined, did occur in 1995 or 1994 or the extent of any potential limitation on future utilization of its carryforwards.

15.  Financing

During 1995 the Company was unable to make certain scheduled principal and interest payments to noteholders and was required to negotiate extended payment terms in certain cases and issue convertible promissory notes in exchange for short-term notes in other cases. If the Company continues to incur operating losses, the Company's working capital shortfalls will become even more pronounced and make it increasingly difficult for the Company to meet scheduled debt repayments. The Company's losses from operations in each of its four most recent years have resulted in it having negative net tangible assets at December 31, 1995. Additionally, the Company is substantially dependent upon its factoring arrangements pursuant to which it has assigned a certain portion of its accounts receivable to support its operations.

The matters described above make it imperative for the Company to maintain or increase its present factoring arrangements, to obtain additional financing, and to take actions which will result in the Company becoming profitable and generating positive cash flow. The Company continues to pursue additional financing, but no assurances can be given that any additional financing may be available or, if available, that it will be on terms that are acceptable to the Company. If the Company is unsuccessful in achieving the above, this would have a material adverse effect on the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Consolidated Health Care
                                            Associates, Inc.


Date:  May 22, 1996                         /s/ Robert M. Whitty
                                            --------------------
                                            ROBERT M. WHITTY
                                            President, Treasurer

                                  Exhibit 21.1

                         Subsidiaries of the Registrant

                  Second Tier Subsidiaries are listed under the

                          Name of the Parent Subsidiary

      Name                                                State of Incorporation
      ----                                                ----------------------

Consolidated Health Care Associates, Inc.                       Connecticut

Consolidated Imaging Systems, Inc.                              Connecticut

PTS Rehab, Inc.                                                 Connecticut

Associated Billing Corporation                                  Massachusetts

Consolidated Rehabilitation Services, Inc.                      Delaware