Form 10QSB/A
period 1996-03-31
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1996-06-24
CIK 752346

================================================================================


                                   FORM 10-QSB/A


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

     This Form 10-QSB/A Amendment No. 1 to the Form 10-QSB of Consolidated Health Care Associates, Inc. filed for the quarterly period ended March 31, 1996, amends and restates in its entirety the information required by Item 6 of
Part II and Exhibit 27, Financial Data Schedule, in order to include Exhibit 27.

================================================================================

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONSOLIDATED HEALTH CARE
                                   ASSOCIATES, INC.



Dated:  June 21, 1996              By: /s/  Robert M. Whitty
                                       -----------------------------
                                       Robert M. Whitty
                                       President