Form 10QSB
period 1996-06-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1996-08-06
CIK 752346

================================================================================
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For quarter ended June 30, 1996

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

Yes  X   No
    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of June 30, 1996.


                   Common Stock, $.012 Par Value -- 14,746,199


================================================================================

                                      INDEX

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Operations -- Three Months and six months ended June 30, 1996 and 1995

Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1995

Notes to Condensed Consolidated Financial Statements -- June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings
Item 2.        Changes In Securities
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

Part 1. Financial Information

- -----------------------------------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
- -----------------------------------------------------------------------------------------------------------------------------------
                                             Condensed Consolidated Balance Sheets
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS:                                                                                06/30/96            12/31/95
- -------                                                                              ----------           ----------
  Current Assets:
      Cash                                                                           $   23,800           $   85,557
      Accounts receivable (net of allowance for doubtful accounts of $787,000 in
      1996 and $876,000 in 1995)                                                      2,156,168            2,016,846
      Other current assets                                                              130,607              218,316
                                                                                     ----------           ----------
      Total Current Assets                                                            2,310,575            2,320,719
                                                                                     ----------           ----------


  Property and Equipment, at Cost:
      Equipment                                                                       1,303,251            1,292,487
      Less accumulated depreciation and amortization                                   (772,904)            (694,903)
                                                                                     ----------           ----------
      Property and equipment, net                                                       530,347              597,584
                                                                                     ----------           ----------
  Other Assets:
      Goodwill (net of accumulated amortization of $347,000 in 1996 and
      $284,000 in 1995)                                                               2,465,963            2,503,515
      Other                                                                             257,725              144,979
                                                                                     ----------           ----------

  Total Other Assets                                                                  2,723,688            2,648,494
                                                                                     ----------           ----------

TOTAL                                                                                $5,564,610           $5,566,797
                                                                                     ==========           ==========



LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
     Short-term debt, current portion of long-term debt and Lease obligations        $  528,023          $   521,248
     Accounts payable                                                                   667,378              799,888
     Accrued personnel costs                                                            358,675              326,468
     Accrued expenses and other liabilities                                              23,209              214,583
                                                                                     ----------           ----------

     Total Current Liabilities                                                        1,577,285            1,862,187

  Long-term debt                                                                      1,637,976            1,699,360
  Other liabilities                                                                      22,511               26,998
                                                                                     ----------           ----------
  Total liabilities                                                                   3,237,772            3,588,545

  Stockholders'  Equity:
     Common stock,  $.012 par value,  50,000,000  shares authorized;  issued
     15,446,199 in 1996 and 14,702,306 in 1995                                          185,354              176,428
     Preferred  stock,  10,000,000  shares  authorized;  issued 1,727,305 in
     1996 and 1995                                                                    1,727,305            1,727,305
     Additional paid-in capital                                                       7,867,614            7,661,116
     Accumulated deficit                                                             (7,365,935)          (7,499,097)
                                                                                     -----------          ----------
                                                                                      2,414,338            2,065,752

     Less-Treasury  stock,  700,000  shares,  at cost                                   (87,500)             (87,500)
                                                                                     ----------           ----------
     Total Stockholders' Equity                                                       2,326,838            1,978,252
                                                                                     ----------           ----------
TOTAL                                                                               $ 5,564,610          $ 5,566,797
                                                                                     ==========           ==========

- -----------------------------------------------------------------------------------------------------------------------------------
Note: The Balance Sheet at December  31, 1995 has been derived from the Audited Financial Statements at that date. See notes to Condensed  Consolidated Financial Statements.
- -----------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
- -----------------------------------------------------------------------------------------------------------------------------------
                                Condensed Consolidated Statements of Operations (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended                         Six Months Ended
                                                      June 30,                                  June 30,
- -----------------------------------------------------------------------------------------------------------------------------------
                                              1996                  1995                 1996                 1995
                                           ----------            ----------           ----------           ----------
Revenue, Net                               $2,256,379            $2,277,429           $4,619,511           $4,498,790
                                           ----------            ----------           ----------           ----------

   Operating costs                          1,666,047             1,844,624            3,401,998            3,637,673
   Administrative and selling costs           439,109               285,414              838,797              546,076
   Depreciation and amortization               57,753                67,052              115,556              126,000
                                           ----------           -----------           ----------           ----------

Total operating costs                       2,162,909             2,197,090            4,356,351            4,309,749
                                           ----------           -----------           ----------            ---------


Operating income                               93,470                80,339              263,160             189,041

Interest expense, net                          69,828                46,843              123,711              97,347
Other (income)/expense                              0                     0                1,611                   0
                                           ----------            ----------           ----------           ---------
                                               69,828                46,843              125,322              97,347
                                           ----------            ----------           ----------           ---------

Income before income taxes                     23,642                33,496              137,838              91,694

Income tax provision                            2,175                 2,500                4,675               5,000
                                           ----------            ----------           ----------           ---------

Net income from continuing                     21,467                30,996              133,163              86,694
operations

Discontinued Operations                             0                     0                    0                   0
                                           ----------            ----------           ----------           ---------

Net Income                                $    21,467            $   30,996          $   133,163          $   86,694
                                          ===========            ==========          ===========          ==========
Net income per share:                           $0.00                 $0.00                $0.01               $0.01
                                          ===========           ===========          ===========          ==========

   Average shares outstanding              14,403,604            12,784,236           14,202,955          12,741,433


- -----------------------------------------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
- -----------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
- -----------------------------------------------------------------------------------------------------------------------------------
                              Condensed Consolidated Statements of Cash Flows (Unaudited)
                                           For the Six Months Ended June 30,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

  Net income                                                                      $ 133,163             $  86,694

  Adjustments to reconcile net income to net cash from (used by)operating activities:

     Depreciation and amortization                                                  115,553               126,000
     Non-cash interest expense                                                        1,644                     0
     Decrease (increase) in accounts receivable                                    (139,322)             (279,912)
     Decrease (increase) in other current assets                                     87,709               (72,677)
     Decrease (increase) in other assets and deferred costs (1)                     (34,390)               13,614
     Increase in accounts payable and accrued expenses (2)                         (185,924)                9,270
                                                                                  ---------             ---------


  Net cash from (used by) operating activities                                      (21,567)             (117,011)
                                                                                  ---------             ---------
Cash Flows From Investing Activities:

    Purchases of equipment                                                          (10,764)              (73,621)
                                                                                  ---------             ---------
    Net cash used in investing activities                                           (10,764)              (73,621)
                                                                                  ---------             ---------
Cash Flows From Financing Activities:

 Proceeds from issuance of debt                                                     100,000               275,000
 Proceeds from exercise of stock options                                             10,000                     0
 Non-cash proceeds from issuance of common stock (3)                                 59,670                     0
 Principal payments on debt and lease obligations                                  (199,096)             (259,020)
                                                                                  ---------             ---------

  Net cash provided by (used in) financing activities                               (29,426)               15,980
                                                                                  ---------             ---------

  Net increase (decrease) in cash                                                   (61,757)             (174,652)
  Cash, beginning of year                                                            85,557               213,141
                                                                                  ---------             ---------

  Cash, end of period                                                             $  23,800             $  38,489
                                                                                  =========             =========
- -----------------------------------------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
- -----------------------------------------------------------------------------------------------------------------------------------

  Footnotes:   (1)  Deferred cost incurred in conjunction with renegotiated debt, being amortized over life of new Note Payable.
               (2)  Includes  common stock issued in  satisfaction  of liability  of like amount.
               (3)  Includes  common stock issued in satisfaction of employer 401(k) liability and
                    Stock bonus awards.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Net Revenues increased by 2.7% or $120,721 during the six months ended June 30, 1996 compared to the same period of 1995. Despite the ongoing impact of managed care, out-patient net revenues increased by $46,409, primarily as a result of the integration of the Contract Services Division in the Company owned out-patient clinics.

Operating costs represented 73.8% and 73.6% of revenue during the quarter and six months ended June 30, 1996 compared to 81.0% and 80.9% for the same periods of 1995. The $178,577 decrease in operating costs during the quarter and $235,675 decrease for the six months ended June 30,1996 was principally due to the continued integration of the Company's Contract Services Division in the out-patient clinics and the resulting reduction in sub-contract labor expenses. Additionally, as the result of the integration, the Company has achieved lower recruiting, travel and fringe benefit cost by replacing subcontracted physical therapy labor cost with internal staff physical therapists.

Administrative and selling costs constituted 19.5% and 18.1% of net revenue during the quarter and for the six months ended June 30, 1996 as compared to
12.5% and 12.1% for the same periods of 1995. The increase reflects administrative and selling costs that were higher by $153,695 and $292,721 for the quarter and six months ended June 30,1996 compared to the prior year periods. A significant portion of the increase relates to compensation expense for the Chief Operating Officer hired in the late fourth quarter of 1995, and to a lesser extent, increased legal and accounting fees. There was no comparable compensation expense during the first quarter and second quarter of 1995. In an unrelated matter, the Company incurred additional separation cost associated with the 1995 termination of the Company's former President and Chief Financial Officer.

Depreciation and amortization decreased by $9,299 and $10,444 during the quarter and six months ended June 30, 1996 as compared to the same periods of 1995. The decrease is attributable to lower amortization expense as well as the result of fewer clinics in operation during 1996. In 1995, the Company closed two non-performing clinics. One non-performing clinic was closed in early 1996.

Interest expense increased by $22,985 and $26,364 for the quarter and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase is primarily the result of the Company's increased use of its factoring arrangement to support its operations, and to a lesser extent, higher interest rates incurred on renegotiated term debt.

The Company's tax provision is substantially the result of state income tax accruals.

As a result of the above factors, the Company earned net income of $133,163 for the six months of 1996 as compared to a net income of $86,694 for the same period of 1995.

Liquidity and Capital Resources

The Company acquired therapy equipment and office equipment totaling $7,166 and $10,764 for the quarter and six months ended June 30, 1996.


Financial Position

The Company's liquidity, as measured by its cash and working capital, decreased by $61,757 and increased by $274,758 respectively in the first six months of 1996 as compared to the same period in 1995. The decrease in cash is primarily the result of an increase in non-factored accounts receivable, and to a lesser extent, a decrease in accounts payable. The increase in working capital is primarily the result of successful renegotiated term debt resulting in the conversion of short term debt to long term debt, and to a lesser extent, the satisfaction of some accounts payable and deferred liabilities through the issuance of common stock.

The Company continues to factor a certain portion of its accounts receivable. The increase in accounts receivable of $139,322 during the six months of 1996 is primarily the result of an increase in the Company's non-factored accounts receivables.

Accounts payable and accrued expenses decreased by $291,677. A significant portion of this decrease represented certain accounts payable and accrued liabilities satisfied through the issuance of the Company's common stock.

Total long-term debt and capital lease obligations decreased by a net amount of $ 65,871, primarily as a result of the conversion to stock of certain promissory notes, principal payments made during the year, renegotiated term debt resulting in longer maturities, and additional borrowings.

Stockholders' equity increased $348,586 due to the issuance of common stock to the Company's 401(K) Profit Sharing Plan ($59,670), conversion of certain debt to common stock ($65,750), renegotiation of certain convertible promissory notes through the issuance of common stock ($80,000), exercise of options ($10,000), and net income ($133,163).

In April of 1996, the Company renegotiated a promissory note, issued in connection with a business acquisition. Under the renegotiated agreement, the outstanding balance, approximately $413,000, was recast as a five year loan to the Company at 10% interest, but payable interest only in the first two years, and self liquidating over the remaining three years. In consideration, the noteholder was issued $30,000 of the Company's common stock.

PART II.  OTHER INFORMATION

Items 1 through 3

Not applicable.

Item 4   Submission of matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 14, 1996, the following matters were proposed and a majority of stockholders were in favor of:

     a) Authorization of the Board of Directors to effect a reverse split of the common stock of the Company without further shareholder action, of not less than 1 for 2 nor greater than 1 for 10.

     b) Electing six Directors to hold office until the next Annual Meeting of Stockholders .

          The number of votes cast for and against the authorization of the reverse split and the election of each Director, and the number of abstentions with respect thereto, were as follows:

                                         FOR         AGAINST          ABSTAIN

     Reverse Stock Split               7,131,117     202,991          211,683

     Election of:
               Sidney Dworkin          7,255,969     289,932
               Paul Frankel            7,255,969     289,932
               Joel Friedman           7,255,969     289,932
               James Kenney            7,255,969     289,932
               Alan Mantell            7,255,526     290,265
               Goodhue W. Smith III    7,255,969     289,932

Item 5   Other Information

The Company announced that it had signed a non-binding Letter of Intent to acquire Total Rehab, Inc. Total Rehab, Inc. is a provider of rehabilitation staffing on a contract basis for nursing homes, long-term care and sub-acute facilities, with recent expansion into hospitals and home care in Ohio and West Virginia. The Letter of Intent contemplates a purchase price of $3 million in cash and 8 million shares of common stock (before giving any effect to any reverse split). The agreement is subject to a number of conditions including financing.

The Company also announced that Alan M Mantell, formerly the Chief Operating Officer of the Company, has been appointed Vice Chairman and Chief Executive Officer of the Company. Mr. Mantell replaces Mr. Joel Friedman, who remains Chairman of the Company.

The Company also announced that it intends, subject to stockholder approval, to change the name of the Company to Managed Rehabilitation Services, Inc. to more adequately reflect the new direction of the Company.


Item 6

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CONSOLIDATED HEALTH CARE
                                        ASSOCIATES, INC.



Dated: August 2, 1996                   By: /S/ Robert M. Whitty
       --------------                       ---------------------------
                                                Robert M. Whitty
                                                President

                                        By: /S/ Raymond L. LeBlanc
                                            ---------------------------
                                                Raymond L. LeBlanc
                                                Treasurer