Form 10QSB
period 1996-09-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1996-11-14
CIK 752346

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For quarter ended September 30, 1996

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

Yes _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1996.

                   Common Stock, $.012 Par Value -- 15,573,535

                                      INDEX

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)
-------

Condensed  consolidated  balance  sheets -- September  30, 1996 and December 31,
1995

Condensed consolidated statements of operations -- Three months and nine months ended September 30, 1996 and 1995

Condensed consolidated statements of cash flows -- Nine months ended September 30, 1996 and 1995

Notes to Condensed consolidated financial statements -- September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings
Item 2.  Changes In Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

====================================================================================================================================
                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                                Condensed Consolidated Balance Sheets
====================================================================================================================================
                                                                                                     (unaudited)
ASSETS:                                                                                               09/30/96            12/31/95
-------                                                                                               --------            --------
  Current assets:
      Cash                                                                                           $    90,782        $    85,557
      Accounts receivable (net of allowance for doubtful accounts of $655,000 in
      1996 and $815,000 in 1995)                                                                       2,256,434          2,016,846
      Other current assets                                                                               268,099            218,316
                                                                                                     -----------        -----------

      Total current assets                                                                             2,615,315          2,320,719
                                                                                                     -----------        -----------

  Property and equipment, at cost:
      Equipment                                                                                        1,314,342          1,292,487
      Less accumulated depreciation and amortization                                                    (813,334)          (694,903)
                                                                                                     -----------        -----------

      Property and equipment, net                                                                        501,008            597,584
                                                                                                     -----------        -----------

  Other assets:
      Goodwill (net of accumulated amortization of $366,000 in 1996 and $284,000
      in 1995)                                                                                         2,447,213          2,503,515
      Other                                                                                              235,446            144,979
                                                                                                     -----------        -----------

      Total other assets                                                                               2,682,659          2,648,494
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,798,982        $ 5,566,797
                                                                                                     ===========        ===========

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
  Current liabilities:
     Short-term debt, current portion of long-term debt, and lease obligations                       $   371,454        $   521,248
     Accounts payable                                                                                    714,990            799,888
     Accrued personnel costs                                                                             526,578            326,468
     Accrued expenses and other liabilities                                                              256,286            214,583
                                                                                                     -----------        -----------

     Total current liabilities                                                                         1,869,308          1,862,187
                                                                                                     -----------        -----------

  Long-term debt                                                                                       1,852,563          1,699,360
  Other liabilities                                                                                            0             26,998
                                                                                                     -----------        -----------

  Total liabilities                                                                                    3,721,871          3,588,545
                                                                                                     -----------        -----------

  Stockholders' equity:
    Common stock, $.012 par value, 50,000,000 shares authorized; issued
    16,273,500 in 1996 and 14,702,306 in 1995                                                            195,282            176,428
    Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1996 and
    1995                                                                                               1,727,305          1,727,305
    Additional paid-in capital                                                                         8,199,390          7,661,116
    Accumulated deficit                                                                               (7,957,366)        (7,499,097)
                                                                                                     -----------        -----------
                                                                                                       2,164,611          2,065,752

    Less-treasury stock, 700,000 shares, at cost                                                         (87,500)           (87,500)
                                                                                                     -----------        -----------
    Total stockholders' equity                                                                         2,077,111          1,978,252
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,798,982        $ 5,566,797
                                                                                                     ===========        ===========

--------------------------------------------------------------------------------
Note:The balance  sheet at December  31, 1995 has been  derived from the audited financial statements at that date. See notes to Condensed consolidated financial statements.
================================================================================

                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                     Condensed Consolidated Statements of Operations (Unaudited)
====================================================================================================================================
                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                            September 30,
====================================================================================================================================
                                                               1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------
Revenue, net                                               $  2,281,626        $  2,169,234        $  6,901,137        $  6,668,024
                                                           ------------        ------------        ------------        ------------

Cost and expenses:
   Operating costs                                            1,856,126           2,016,142           5,258,124           5,653,815
   Administrative and selling costs                             823,858             283,071           1,662,655             829,147
   Depreciation and amortization                                 59,930              63,000             175,486             189,000
                                                           ------------        ------------        ------------        ------------

Total operating costs                                         2,739,914           2,362,213           7,096,265           6,671,962
                                                           ------------        ------------        ------------        ------------


Operating loss                                                 (458,288)           (192,979)           (195,128)             (3,938)

Interest expense, net                                            83,645              34,791             207,356             132,137
                                                           ------------        ------------        ------------        ------------

Loss before taxes                                              (541,933)           (227,770)           (402,484)           (136,075)

Tax provision                                                    49,502               2,500              55,788               7,500
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $   (591,435)       $   (230,270)       $   (458,272)       $   (143,575)
                                                           ============        ============        ============        ============

Net loss per share:                                        $      (0.03)       $      (0.02)       $      (0.03)       $      (0.01)
                                                           ============        ============        ============        ============


Average shares outstanding                                   15,861,722          12,750,118          15,035,889          12,635,359
------------------------------------------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
====================================================================================================================================

====================================================================================================================================
                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                                        For the Nine Months Ended September 30,1996 and 1995
====================================================================================================================================
                                                                                                      1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
-------------------------------------
 Net loss                                                                                          $(458,272)             $(143,575)

 Adjustments to reconcile net loss to net cash from (used by) operatin gactivities:

 Depreciation and amortization                                                                       174,733                189,000
 Non-cash expenses                                                                                   154,645                      0
 Decrease (increase) in accounts receivable                                                         (239,588)              (191,156)
 Decrease (increase) in other current assets                                                         (49,783)                (7,262)
 Decrease (increase) in other assets and deferred costs                                              (12,109)                16,973
 Increase (decrease) in accounts payable and accrued expenses                                        262,668                 32,693
                                                                                                   ---------              ---------

 Net cash used by operating activities                                                              (167,706)              (103,327)
                                                                                                   ---------              ---------

Cash Flows From Investing Activities:
-------------------------------------

 Purchases of equipment                                                                              (21,855)              (112,016)
                                                                                                   ---------              ---------

 Net cash used in investing activities                                                               (21,855)              (112,016)
                                                                                                   ---------              ---------

Cash Flows From Financing Activities:
-------------------------------------

 Proceeds from issuance of debt                                                                      180,000                408,652
 Proceeds from exercise of stock options                                                              10,000                      0
 Non-cash proceeds from issuance of common stock                                                     248,374                125,000
 Principal payments on debt and lease obligations                                                   (243,588)              (518,897)
                                                                                                   ---------              ---------

 Net cash provided by (used in) financing activities                                                 194,786                 14,755
                                                                                                   ---------              ---------

 Net increase (decrease) in cash                                                                       5,225               (200,588)
 Cash, beginning of year                                                                              85,557                213,141
                                                                                                   ---------              ---------

 Cash, end of period                                                                                  90,782              $  12,553
                                                                                                   =========              =========

------------------------------------------------------------------------------------------------------------------------------------
 See notes to Condensed Consolidate Financial Statements.
====================================================================================================================================

Footnote: The Company issued 827,342 shares of common stock in conjunction with the conversion of debt, in satisfaction of cost associated with financing activities, and in satisfaction of cost associated with Board of Directors compensation.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Revenues increased by 5.2% and 3.5% or $112,392 and $233,113 respectively during the quarter and nine months ended September 30, 1996 as compared to the same period of 1995. Out-patient net revenues continue to increase, despite the continued impact of managed care, as a result of the on-going integration of the Contract Services Division in the Company owned out-patient clinics, as well as to a lesser extent, more efficient billing procedures in the clinical operations.

Operating costs represented 81.4% and 76.2% of net revenue during the quarter and nine months ended September 30, 1996 as compared to 92.9% and 84.8% for the same periods of 1995. The $160,016 decrease in operating costs during the quarter and $395,691 decrease for the nine months ended September 30, 1996 was principally due to the continued integration of the Company's Contract Services Division in the out-patient clinics and the resulting reduction in subcontract labor expenses. Additionally, the Company continues to achieve lower recruiting, travel and fringe benefit cost resulting from this integration of services.

Administrative and selling costs constituted $823,858 and $1,662,655 or 36.1% and 24.1% respectively of net revenue during the quarter and for the nine months ended September 30, 1996 as compared to $283,071 and $829,147 or 13.1% and 12.4% for the same periods of 1995. The increase reflects administrative and selling expenses that were higher by $540,787 and $833,508 for the quarter and nine months ended September 30,1996 compared to the prior year periods. A significant portion of the increase relates to non-operational expenses that include legal and accounting costs associated with the filing of a registration statement for the sale of shares by certain stockholders, stock grant expense associated with financing activities and Board of Directors compensation, and costs associated with a proposed underwriting. To a lesser extent, higher administrative cost resulted from expenses for a Chief Executive Officer where there was no comparable compensation expense during the first, second, and third quarter of 1995. In late October, 1996 the Company closed its New York office and has eliminated certain other administrative positions which are expected to result in an annual reduction of approximately $500,000 in expenses.

Depreciation and amortization decreased by $3,070 and $13,514 during the quarter and nine months ended September 30, 1996 as compared to the same periods of 1995. The decrease is attributable to lower amortization expense as well as the result of fewer clinics in operation during 1996. In 1995, the Company closed two non-performing clinics. One non-performing clinic was closed in early 1996.

Interest expense increased by $48,854 and $75,219 for the quarter and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase is primarily the result of the Company's continued need to use its factoring arrangement to support its operations, and to a lesser extent, higher interest rates incurred on renegotiated term debt.

The Company's tax provision is substantially the result of state income tax accruals for current and previous fiscal years.

As a result of the above factors, the Company incurred net losses of $591,435 for the quarter and $458,272 for the nine months ended September 30,1996 as compared to a net losses of $230,270 and $143,576 for the same periods during 1995.

Liquidity and Capital Resources
-------------------------------

The Company acquired therapy equipment and office equipment totaling $11,091 and $21,855 for the quarter and nine months ended September 30, 1996.

Financial Position
------------------

The Company's liquidity, as measured by its cash and working capital, increased by $5,224 and $287,475 respectively, for the nine months ended September 1996 as compared to the same period in 1995. As the Company incurred losses during the third quarter, its available cash declined. This decline in cash was offset by additional borrowing, and to a lesser extent, by the Company extending the time needed to satisfy its obligation with certain vendors. The increase in working capital is primarily the result of successful renegotiated term debt resulting in the conversion of short term debt to long term debt, and to a lesser extent, the satisfaction of certain accounts payable and deferred liabilities through the issuance of common stock.

The Company continues to factor a certain portion of its accounts receivable and remains substantially dependent upon its factoring arrangements. The increase in accounts receivable of $239,588 for the nine months ended September 30,1996 is primarily the result of an increase in the Company's non-factored accounts receivables resulting from increased volume and improved billing procedures.

Accounts payable and accrued expenses increased by $156,915. A significant portion of this increase represents certain accounting and legal expenses, and to a lesser extent, state income taxes.

Total long-term debt and capital lease obligations increased by $126,205, primarily as a result of additional borrowings from the Company's major stockholder, conversion of some accounts payable and short-term debt to long-term debt, and renegotiated term debt resulting in longer maturities.

Stockholders' equity increased $98,859 due to the issuance of common stock to the Company's 401(K) Profit Sharing Plan of $59,676, conversion of certain accounts payable or debt to common stock totaling $407,455, renegotiation of certain convertible promissory notes through the issuance of common stock of $80,000, exercise of options by a member of the Board of Directors of

$10,000, and net loss $458,272.

In July of 1996, the Company converted a convertible promissory note previously issued in connection with a business acquisition. Under the conversion, the outstanding balance of approximately $182,305 of the convertible promissory note and certain accounts payable due the note holder of $6,399, were converted to common stock at a conversion price of $.45 per share.


PART II.  OTHER INFORMATION

Items 1 through 4
-----------------

Not applicable.

Item 5   Other Information
------   -----------------

The Company elected September 25, 1996 to withdraw a non-binding Letter of Intent for a proposed public offering to be underwritten by Lew Lieberbaum & Co., Inc. The Company continues to pursue additional financing, however no assurances can be given that any additional financing may be available, or if available, that it will be on terms acceptable to the Company.

The Company had signed a non-binding Letter of Intent to acquire Total Rehab, Inc. which provided for a closing date of August 15, 1996. This date has not been extended and the Company is not currently pursuing such acquisitions.

Effective November 1, 1996, the Company announced the election of James Kenney as Chairman of the Board of Directors and Raymond L. LeBlanc as Secretary of the Corporation. Additionally the Company accepted the resignations of Joel Friedman and Alan M. Mantell as Officers of Consolidated Health Care Associates, Inc. Mr Friedman, who remains a member of the Board of Directors, served as Chairman of the Board and Secretary of the Corporation. Mr. Mantell served as a Director, Vice Chairman and Chief Executive Officer prior to his resignation.

On October 29, 1996, Price Waterhouse LLP, resigned as the Company's certifying accountants. On November 6, 1996 the Company filed a current report on Form 8 - K reflecting this resignation.

Item 6
------

Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CONSOLIDATED HEALTH CARE
                                          ------------------------
                                          ASSOCIATES, INC.
                                          ----------------



Dated: November 14,1996                   By: /s/ Robert M. Whitty
       ----------------                      -----------------------------------
                                              Robert M. Whitty
                                              President

                                          By: /s/ Raymond L. LeBlanc
                                             -----------------------------------
                                              Raymond L. LeBlanc
                                              Chief Financial Officer