Form 10QSB/A
period 1996-09-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-02-10
CIK 752346

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

Yes _X_   No___


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


SIGNATURES

3

===========================================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
                      Condensed Consolidated Balance Sheets
                                                                                 (unaudited)
ASSETS:                                                                            09/30/96       12/31/95
-------                                                                            --------       --------

   Current assets:
       Cash                                                                      $    90,782    $    85,557
       Accounts receivable (net of allowance for doubtful accounts of $655,000     2,076,023      2,016,846
         in 1996 and $815,000 in 1995)
       Other current assets                                                          268,099        218,316
                                                                                 -----------    -----------
       Total current assets                                                        2,344,122      2,320,719
                                                                                 -----------    -----------

   Property and equipment, at cost:
       Equipment                                                                   1,314,342      1,292,487
       Less accumulated depreciation and amortization                               (813,334)      (694,903)
                                                                                 -----------    -----------

       Property and equipment, net                                                   501,008        597,584
                                                                                 -----------    -----------

   Other assets:
       Goodwill (net of accumulated amortization of $366,000 in 1996 and
         $284,000 in 1995)                                                         2,447,213      2,503,515
   Other                                                                             235,446      2,648,494
                                                                                 -----------    -----------

   Total other assets                                                              2,682,659      2,648,494
                                                                                 -----------    -----------

TOTAL                                                                            $ 5,618,570    $ 5,566,797
                                                                                 ===========    ===========

------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Short-term debt, current portion of long-term debt, and lease
         obligations                                                             $   371,454    $   521,248
       Accounts payable                                                              714,990        799,888
       Accrued personnel costs                                                       526,578        326,468
       Accrued expenses and other liabilities                                        256,286        214,583
                                                                                 -----------    -----------
   Total current liabilities                                                       1,869,308      1,862,187
                                                                                 -----------    -----------


   Long-term debt                                                                  1,672,151      1,699,360
   Other liabilities                                                                       0         26,998
                                                                                 -----------    -----------
   Total liabilities                                                               3,541,459      3,588,545
                                                                                 -----------    -----------
   Stockholders' equity:
       Common stock, $.012 par value, 50,000,000 shares authorized; issued
         16,273,500 in 1996 and 14,702,306 in 1995                                   195,282        176,428
   Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1996 and
      1995                                                                         1,727,305      1,727,305
   Additional paid-in capital                                                      8,199,390      7,661,116
   Accumulated deficit                                                            (7,957,366)    (7,499,097)
                                                                                 -----------    -----------
                                                                                   2,164,611      2,065,752
   Less-treasury stock, 700,000 shares, at cost                                      (87,500)       (87,500)
                                                                                 -----------    -----------
   Total stockholders' equity                                                      2,077,111      1,978,252
                                                                                 -----------    -----------

TOTAL                                                                            $ 5,618,570    $ 5,566,797
                                                                                 ===========    ===========

------------------------------------------------------------------------------------------------------------
Note: The balance  sheet at December 31, 1995 has been  derived  from the audited  financial  statements  at that date.  See notes to Condensed consolidated financial statements.
============================================================================================================

================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
================================================================================

           Condensed Consolidated Statements of Operations (Unaudited)
===================================================================================================
                                           Three Months Ended              Nine Months Ended
                                             September 30,                    September 30,
===================================================================================================
                                          1996             1995             1996            1995
                                          ----             ----             ----            ----
Revenue, net                          $  2,281,626    $  2,169,234    $  6,901,137    $  6,668,024
                                      ------------    ------------    ------------    ------------

Cost and expenses:
   Operating costs                       1,856,126       2,016,142       5,258,124       5,653,815
   Administrative and selling costs        823,858         283,071       1,662,655         829,147
   Depreciation and amortization            59,930          63,000         175,486         189,000
                                      ------------    ------------    ------------    ------------

Total operating costs                    2,739,914       2,362,213       7,096,265       6,671,962
                                      ------------    ------------    ------------    ------------



Operating loss                            (458,288)       (192,979)       (195,128)         (3,938)

Interest expense, net                       83,645          34,791         207,356         132,137
                                      ------------    ------------    ------------    ------------

Loss before taxes                         (541,933)       (227,770)       (402,484)       (136,075)


Tax provision                               49,502           2,500          55,788           7,500
                                      ------------    ------------    ------------    ------------

Net loss                              $   (591,435)   $   (230,270)   $   (458,272)   $   (143,575)
                                      ============    ============    ============    ============

Net loss per share:                   $      (0.03)   $      (0.02)   $      (0.03)      $ ( 0.01)
                                      ============    ============    ============    ============


Average shares outstanding              15,861,722      12,750,118      15,035,889      12,635,359

---------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
===================================================================================================

5

========================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
========================================================================================
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30,1996 and 1995
========================================================================================
                                                                1996          1995
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

 Net loss                                                       $(458,272)   $(143,575)

 Adjustments to reconcile net loss to net cash from (used by) operating activities:

 Depreciation and amortization                                    174,733      189,000
 Non-cash expenses                                                219,864            0
 Decrease (increase) in accounts receivable                       (59,177)    (191,156)
 Decrease (increase) in other current assets                      (49,783)      (7,262)
 Decrease (increase) in other assets and deferred costs           (17,046)      16,973
 Increase (decrease) in accounts payable and accrued expenses     262,064       32,693
                                                                ---------    ---------


 Net cash used by operating activities                             72,383     (103,327)
                                                                ---------    ---------



Cash Flows From Investing Activities:

 Purchases of equipment                                           (21,855)    (112,016)
                                                                ---------    ---------

 Net cash used in investing activities                            (21,855)    (112,016)
                                                                ---------    ---------


Cash Flows From Financing Activities:


 Proceeds from issuance of debt                                   180,000      408,652
 Proceeds from issuance of Common Stock                            10,000      125,000
 Principal payments on debt and lease obligations                (235,303)    (518,897)
                                                                ---------    ---------

 Net cash provided by (used in) financing activities              (45,303)      14,755
                                                                ---------    ---------




 Net increase (decrease) in cash                                    5,225     (200,588)
 Cash, beginning of year                                           85,557      213,141
                                                                ---------    ---------

 Cash, end of period                                            $  90,782    $  12,553
                                                                =========    =========

----------------------------------------------------------------------------------------
 See notes to Condensed Consolidate Financial Statements.
========================================================================================

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


NOTE B - SUBSEQUENT EVENTS

The Company has entered into a letter of intent for the sale of three of its Pennsylvania clinics for a purchase price of $1.1 million in cash and a note, subject to adjustment. The buyer would also assume up to $200,000 in associated liabilities. The clinics proposed to be sold accounted for approximately 22% and 23% of the Company's total revenues for the year ended December 31, 1995 and the nine months ended September 30, 1996 respectively. The sale is subject to the buyer's due diligence, mutually satisfactory documentation and other conditions, and there can be no assurance that the sale will be consummated.

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


Administrative and selling costs constituted $823,858 and $1,662,655 or 36.1% and 24.1% respectively of net revenue during the quarter and for the nine months ended September 30, 1996 as compared to $283,071 and $829,147 or 13.1% and 12.4% for the same periods of 1995. The increase reflects administrative and selling expenses that were higher by $540,787 and $833,508 for the quarter and nine months ended September 30,1996 compared to the prior year periods. A significant portion of the increase relates to non-operational expenses that include legal and accounting costs associated with the filing of a registration statement for the sale of shares by certain stockholders, stock grant expense associated with financing activities and Board of Directors compensation, and costs associated with a proposed underwriting constituting expenses. To a lesser extent, higher administrative costs resulted from expenses for a Chief Executive Officer where there was no comparable compensation expense during the first, second, and third quarter of 1995. In late October, 1996 the Company closed its New York office and has eliminated certain other administrative positions which are expected to result in an annual reduction of approximately $500,000 in expenses.


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

As a result of the above factors, the Company incurred net losses of $591,435 for the quarter and $458,272 for the nine months ended September 30, 1996 as compared to net losses of $230,270 and $143,576 for the same periods during 1995.

Liquidity and Capital Resources

The Company acquired therapy equipment and office equipment totaling $11,091 and $21,855 for the quarter and nine months ended September 30, 1996.

Financial Position


The Company's liquidity, as measured by its cash and working capital, increased by $5,224 and $16,282 respectively, for the nine months ended September 1996 as compared to the same period in 1995.

The Company continues to factor a certain portion of its accounts receivable and remains substantially dependent upon its factoring arrangements. The increase in accounts receivable of $59,177 for the nine months ended September 30, 1996 is primarily the result of an increase in the Company's non-factored accounts receivables with the Company's factor.


Accounts payable and accrued expenses increased by $156,915. A significant portion of this increase represents certain accounting and legal expenses, and to a lesser extent, state income taxes.


Total long-term debt and capital lease obligations increased by $133,326, primarily as a result of additional borrowing from the Company's major stockholder, conversion of some accounts payable and short-term debt to long-term debt, and renegotiated term debt resulting in longer maturities.


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

Not applicable.

Item 5   Other Information

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

Effective November 1, 1996, the Company announced the election of James Kenney as Chairman of the Board of Directors and Raymond L. LeBlanc as Secretary of the Corporation. Additionally the Company accepted the resignations of Joel Friedman and Alan M. Mantell as Officers of Consolidated Health Care Associates, Inc. Mr. Friedman, who remains a member of the Board of Directors, served as Chairman of the Board and Secretary of the Corporation. Mr. Mantell served as a Director, Vice Chairman and Chief Executive Officer prior to his resignation.


On October 29, 1996, Price Waterhouse LLP, resigned as the Company's certifying accountants. On November 6, 1996 the Company filed a current report on Form 8-K reflecting this resignation. On February 4, 1997, the Company filed a current report on Form 8-K appointing Federman, Lally and Remis LLC as the Company's new certifying accountants.


Item 6

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSOLIDATED HEALTH CARE
                                    ASSOCIATES, INC.



Dated: February 10, 1997                 By: /s/ Robert M. Whitty
------------------------                     ------------------------
                                             Robert M. Whitty
                                             President

                                         By: /s/  Raymond L. LeBlanc
                                             ------------------------
                                             Raymond L. LeBlanc
                                             Chief Financial Officer