Form 10QSB/A
period 1996-09-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-02-11
CIK 752346

================================================================================

                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               (Amendment No. 2)


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

Financial Position


The Company's liquidity, as measured by its cash and working capital, increased by $5,225 and $16,282 respectively, for the nine months ended September 1996 as compared to the same period in 1995.

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

Total long-term debt and capital lease obligations decreased by $204,000. In July of 1996, the Company converted a convertible promissory note previously issued in connection with a business acquisition. Under the conversion, the outstanding balance of approximately $182,305 of the convertible promissory note and certain accounts payable due the note holder of $6,399, were converted to common stock at a conversion price of $.45 per share.

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




Dated: February 11, 1997                 By: /s/ Robert M. Whitty
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