Form 10KSB
period 1996-12-31
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-03-31
CIK 752346

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year $8,799,431


The aggregate market value of the common voting stock of the Registrant, held by non-affiliates was $2,674,335 at March 1, 1997, based upon the closing price of the Common Stock on that date.

The aggregate number of shares of the voting stock of the Registrant, which includes the Common Stock held by non-affiliates, was 15,669,583 at March 1, 1997.

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


Transitional Small Business disclosure format.     Yes  [ ]    No [X]


================================================================================

                                     PART I

Item 1. Description of Business

General*

                  The Company provides ancillary health care and outpatient rehabilitation services through a network of outpatient clinics principally in the Northeast and Mid-Atlantic regions. The Company owns and operates ten clinics, five in Massachusetts, one in Pennsylvania, three in Delaware and one in Florida. The Company also provides managed ancillary health care rehabilitation services through contract staffing, principally in Massachusetts, Pennsylvania, Florida, Delaware and New York.

                  In 1992, following the Company's initial public offering, the Company operated nine facilities. In 1993, the Company acquired nine additional facilities. The Company returned one clinic to its seller in 1995 and closed two clinics in each of 1995 and 1996 that were not achieving desired results. In February 1997, the Company sold three clinics in Pennsylvania for $1.1 million (See "Current Developments" below).

                  In 1996, the Company began development of a program of managed rehabilitation services ("MRS"), pursuant to which the Company would furnish contract development, staffing, administrative, payroll, billing, collection and management services to local, independently owned community based clinics, nursing homes and home health agencies. The MRS system provides for the ability to deliver contractual ancillary health care and rehabilitation services through the community based locations that in turn, would coordinate the actual services. The Company expects that over time the MRS business will become the substantial focus of the Company's operations.

Industry Background

                  Physical and occupational therapy is the process of aiding in the restoration of individuals disabled by injury or disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

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

Outpatient Rehabilitation Services

                  The clinics provide pre-and post-operative care and treatment for a variety of orthopedic-related disorders and sports related injuries, treatment of neurologically related injuries, rehabilitation of injured workers and preventative care. A patient who is referred to one of the Company's rehabilitation facilities undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Rehabilitation services provided by the Company include the following:

Conventional Clinical Services

                  All facilities provide routine acute clinical therapy services. Services include preventive and rehabilitative services for neuromuscular, musculoskeletal and cardiovascular injury or disease. Patients treated are referred by physicians. Licensed physical therapists evaluate each patient and initiate a program of rehabilitation to achieve each individual patient's rehabilitation goals. Treatments or modalities rendered may include traction, ultrasound, electrical stimulation, therapeutic exercise, heat treatment and hydrotherapy. The Company's charge for its services is based upon the specific treatments rendered. Patients requiring such services are usually treated for one hour per day, three days per week over a period of two to five weeks. Additionally, wherever appropriate, post-treatment maintenance and exercise programs are provided to patients to continue their recovery on a cost effective basis.

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

Marketing

                  At each clinical location, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrist, occupational medicine practitioners, and general practitioners, which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a regional and corporate level, the Company seeks to improve and/or establish referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

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

                  All of the Company's clinics have been certified as Medicare providers. Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency is equal to the lesser of the providers's "reasonable costs" as allowed under Medicare regulations or the providers's customary charges. Individual beneficiaries, or their "Medigap" insurance carriers if such coverage exists, are required to pay a deductible and co-payment amount, so that governmental payments to the Company do not exceed 80% of the reasonable costs of such services. The Company files annual cost reports for each of its Certified Rehab Agencies consisting of Delaware (three clinics) and Pennsylvania (one clinic). These cost reports serve as the basis for determining the prior year's cost settlements and interim Medicare payment rates for the next year. Medicare regulations require that a physician must certify the need for physical and/or occupational therapy services for each patient and that these services must be provided in accordance with an established plan of treatment which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical and occupational therapy, and, therefore, Medicaid is not expected to be a material payor for the Company.

                  The following table sets forth the Company Percentage Revenues by category of payor for the fiscal years 1996 and 1995.

         Sources of Revenue/Reimbursement
                                                           1996         1995
                                                           ----         ----
                  Workers Compensation                      28%          10%
                  Health Maintenance Organizations          25%          13%
                  Motor Vehicle Insurance                   18%           6%
                  Medicare                                   8%           5%
                  Commercial Health Insurance                7%          39%
                  Blue Cross/Blue Shield                     5%           5%
                  Self Pay                                   4%           7%
                  Other                                      3%          12%
                  Medicaid                                   2%           3%
                                                         ------        -----
                  Total                                    100%         100%
                                                           ====         ====

Consolidated Rehabilitation Services

         The Company's Consolidated Rehabilitation Services ("CRS") division provides physical, occupational, speech and respiratory therapist staffing, along with certified home health aids, certified nurses aides, and personal care attendants typically under intermediate term contracts, to schools, hospitals, nursing homes, assisted living facilities and home health care companies. The Company's CRS division has grown rapidly since its formation in September 1994. The temporary staffing industry in general, has experienced dramatic growth over the last decade.

Managed Rehabilitation Services

         The Company continues to develop a program of managed rehabilitation services ("MRS"), pursuant to which the Company would enter into licensing arrangements with local, independently owned community based providers of rehabilitative therapy ("licensee"), such as outpatient clinics, small contract agencies and independent home care agencies. Under these arrangements, the licensee would be the coordinator of ancillary health care and rehabilitative therapy services, while the Company would furnish the licensee with staff, contract development, and management services.

         The  Company  believes  that HMOs and other  managed  care  payors  are increasingly seeking providers that can deliver multiple services in diverse settings covering entire service areas. Under the MRS program, the Company would assist its licensee to develop a full range of ancillary health care and rehabilitative services, including physical, occupational, speech and respiratory therapy, and provide for the delivery of these services in clinical settings, hospitals, sub-acute care facilities, schools, homes and assisted living residences. Through its contractual relationships with managed care payors, the Company would direct contracts with such payors to its licensees. The Company would also furnish the licensee with administrative, payroll, billing and collection services, assist the licensee with staffing on an as-requested basis and advise the licensee on contract management. For example, based upon experience in the Company's own clinics and contract services division, the Company would advise licensee on mix design -- establishing an optimal balance between therapists and lesser paid therapist assistants--and employment of underutilized clinic staff to perform therapy at off-site locations. Only one licensee would be licensed in any given locality, but multiple licensees could participate in contracts arranged by the Company with regional or national managed care payors.

         The MRS model would benefit the licensee by offering contract opportunities that otherwise would likely not be available to them and relieving them of complex and costly administrative burdens. The model would benefit the Company by leveraging off expertise developed in the Company's clinics and contract services operations and expanding the Company's operations into new regional markets with relatively modest capital outlays. The Company would be responsible to manage the operations of each MRS location. The Company would be compensated for these services through administrative and management fees along with a percentage of each MRS location's profitability.

         The Company expects that over time the MRS business will become a substantial focus of the Company's operations. Presently, the Company has identified a number of potential licensees for the MRS business, and has entered into MRS licensing agreements with respect to three locations.

Regulation

         The health care industry is subject to numerous federal, state and local regulations. Although many states prohibit commercial enterprises from engaging in the corporate practice of medicine, the states in which the Company currently operates do not prohibit the Company from providing physical therapy services. There is a risk that the corporate practice of medicine could be interpreted in those states to include the practice of physical therapy also, or that the corporate practice of physical therapy itself could be specifically prohibited in some states. In the event that the Company is found to be engaged in a prohibited practice in any state, the Company would be required to restructure its operations so as to be in compliance with applicable law. In addition, the Company could be subject to fines and penalties. In addition, if the Company were to seek to expand its operations to other states in which physical therapy services could not be provided by a corporation, it would be required to seek other arrangements in such states, which could reduce profitability.

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

         All of the Company's clinics are certified Medicare providers. In order to receive Medicare reimbursement, a clinic must meet the applicable conditions or participation set forth by the Department of Health and Human Services relating to the type of facility, its equipment, record keeping, personnel and standards of medical care as well as compliance with all state and local laws. Clinics are subject to periodic inspections to determine compliance.

         The Social Security Act imposes criminal sanctions and/or penalties upon persons who pay or receive any "remuneration" in connection with the referral of Medicare or Medicaid patients. The "anti-kickback" laws prohibit providers and others from offering or paying

(or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a Medicare-covered service. Each violation of these rules may be punished by a fine (of up to $250,000 for individuals and $500,000 for corporations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) and or imprisonment for up to five years. In addition, a provider may be excluded from participation in Medicaid or Medicare for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states have similar laws, which apply whether or not Medicare or Medicaid patients are involved.

         Because the anti-kickback laws have been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, they limit the relationships which the Company may have with referral sources, including any ownership relationships. The anti-kickback laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under an interpretive letter from the Office of Chief Counsel of the Department of Health and Human Services Inspector General, could include payments for goodwill. Management considers these anti-kickback laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are and will continue to be in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials.

         In addition, another federal law, known as the "Stark Law" was expanded in 1993 to impose a prohibition on referrals of Medicare or Medicaid patients for physical therapy services by physicians who have a financial relationship with the provider furnishing the services. With certain specified exceptions, the referral prohibition will apply to any physician who has (or whose immediate family member has) a direct or indirect ownership or investment interest in, or compensation relationship with, a provider of physical therapy services such as the Company's clinics. This law also prohibits billing for services rendered pursuant to prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from Medicare and Medicaid. Several states have enacted laws similar to the Stark law, but which cover all patients as well. The Stark law covers any financial relationship between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the anti-kickback law, management will consider the Stark law in planning its clinic acquisitions, marketing and other activities, and expects that its operations will be in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials.

Competition

         The health care industry generally and the physical and occupational business in particular are highly competitive and subject to continual changes in the manner in which providers are selected. The competitive factors in the physical and occupational therapy businesses are quality of care, cost treatment outcomes, convenience of location, and relationships with ability to meet the needs of referral and payor sources. The Company's clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned physical therapy clinics, private physical therapy clinics, and chiropractors.

Employees

         As of March 1, 1997 the Company employed 154 full and part-time persons, 99 of whom are licensed therapists, 23 assistants and aides at the Company's outpatient facilities, 14 of whom function in administrative capacities at such outpatient facilities and 18 of whom are employed in the Company's executive office. None of the Company's employees are represented by a labor union, and the Company is not aware of any current activities to unionize its employees. Management of the Company considers the relationship between the Company and its employees to be good.

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

Current Developments

         On February 28, 1997, the Company completed the sale of three of its four Pennsylvania clinics for a purchase price of $1,050,000 in cash and a note, subject to adjustment. The clinics include those located in Millersburg, PA, Mechanicsburg, PA and Shermans Dale, PA. The Company had purchased these clinics from the buyer in 1993. The cash portion of the transaction was $900,000. The buyer also assumed up to $230,000 in associated liabilities. Pursuant to the letter of intent, the buyer agreed to advance certain operating expenses of the clinics proposed to be sold pending closing of the transaction, which advances would then be deducted from the cash portion of the purchase price at closing. The buyer advanced $100,000 during the month of February 1997, which amount was deducted at closing from the $900,000 cash portion of the purchase price. Additionally, in January 1997 the Company agreed to satisfy a note held by the buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000 by assignment to the note holder of $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note.

* Forward - looking Statements  May Prove Inaccurate

The Company has made certain forward-looking statements in this Annual Report on Form 10-KSB that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the Company, its ancillary healthcare and outpatient rehabilitation business and statements of information preceded by, followed by or that include the word "believes", "expects", "anticipates", or similar expressions. For those statements, the Company claims the protection of safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that the following important factors, in addition to those contained elsewhere in this Annual report on Form 10-KSB could affect the future results of the Company, its businesses and could cause those results to differ materially from those expressed in the forward-looking statements, such as: material adverse changes in the economic conditions in the markets served by the Company; future regulatory actions and conditions in the Company's operating areas, including competition from others in the ancillary healthcare and outpatient rehabilitation market[s].

            Financial Statements and Pro Forma Financial Information

Pro Forma Financial Data

         The following Unaudited Pro Forma Consolidated Balance Sheet and Unaudited Pro Forma Consolidated Statements of Operations give effect to the sale of three of the Company's Pennsylvania clinics pursuant to the terms of a Asset Purchase Agreement between the Company and the Buyer (the "Disposition"). These Unaudited Pro Forma Consolidated Financial Statements have been derived from the Audited Statements of Operations of the Company for the year ended December 31, 1996. The Unaudited Pro Forma Consolidated Balance Sheet gives effect to the Disposition as if it had occurred on December 31, 1996. The Unaudited Pro Forma Consolidated Statements of Operations give effect to the Disposition as if it had occurred at the beginning of each of the periods presented.

         The Unaudited Pro Forma Consolidated Financial Statements should be read in conjunction with the notes thereto and the Company's consolidated financial statements and related notes. The Unaudited Pro Forma Consolidated Financial Statements are presented for informational purposes only and do not purport to be indicative of the results of operations that actually would have resulted if the Disposition had been consummated previously nor which may result from future operations.

                 Unaudited Pro Forma Consolidated Balance Sheet

                                                                                 DECEMBER 31, 1996
                                                                --------------------------------------------------------
ASSETS                                                               ACTUAL          ADJUSTMENTS               PRO FORMA
Current Assets:
  Cash and cash equivalents                                     $    37,141          $   900,000(1)          $   937,141
  Accounts receivable, net                                        1,817,036             (805,168)(2)           1,011,868
  Other current assets                                              711,628              (21,500)(3)             690,128
  Notes receivable - current portion                                   --                 30,000(1)               30,000
                                                                -----------          -----------             -----------
         Total current assets                                     2,565,805              103,332               2,669,137

  Property, plant and equipment, net                                453,861              (34,763)(4)             419,098
  Goodwill, net                                                   2,428,463                 --                 2,428,463
  Note receivable - long term portion                                  --                120,000(1)              120,000
  Deferred charges and other assets, net                            132,437                 --                   132,437
                                                                -----------          -----------             -----------
TOTAL                                                           $ 5,580,566          $   188,569             $ 5,769,135
                                                                ===========          ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $   778,358          $  (136,299)(2)         $   642,059
  Current portion long-term debt                                    353,023                 --                   353,023
  Accrued expenses                                                  550,123              (89,701)(2)             460,422
                                                                -----------          -----------             -----------
         Total current liabilities                                1,681,504             (226,000)              1,455,504

  Long-term debt                                                  1,804,550             (413,259)(2)           1,391,291
  Other accrued debt                                                   --                   --                      --

Stockholders' equity:

  Preferred stock, 10,000,000 shares
    authorized; Issued 1,727,305 in 1996 and 1995                 1,727,305                 --                 1,727,305
  Common stock, $.012 par value, 50,000,000
    shares authorized; Issued:  16,369,583 in 1996
    and 14,702,306 in 1995                                          196,435                 --                   196,435
  Additional paid-in capital                                      8,230,611                 --                 8,230,611
  Accumulated deficit                                            (7,972,339)             827,828(5)           (7,144,511)
  Less - treasury stock, 700,000 shares
    at cost                                                         (87,500)                --                   (87,500)
                                                                -----------          -----------             -----------
      Total stockholders' equity                                  2,094,512              827,828               2,922,340
                                                                -----------          -----------             -----------
   TOTAL                                                        $ 5,580,566          $   188,569             $ 5,769,135
                                                                ===========          ===========             ===========

           See Notes to Unaudited Pro Forma Consolidated Balance Sheet

        Notes To Unaudited Pro Forma Consolidated Condensed Balance Sheet


(1)   Adjustments  to  reflect   proceeds  received  by  the  Company  from  the
      Disposition. The adjustments reflect proceeds of $900,000 in cash and a $150,000 five-year note.

      Cash at closing                             $900,000
      Note receivable - current                     30,000
      Note receivable - long term                  120,000
                                                ----------

      Total purchase price                      $1,050,000
                                                ==========

(2) Adjustment to reflect the exchange of certain accounts pursuant to the Disposition and related transactions. The buyer received approximately $805,168 of net accounts receivable related to the assets disposed of and assumed approximately $226,000 of accounts payable. In January 1997, the Company agreed to satisfy a note of the Company held by the buyer in the amount of $413,259, out of the proceeds of $484,000 in face amount of the aforesaid receivables. Accordingly, the pro forma adjustments also reflect the elimination of the liability under the note.

(3) Adjustment to reflect deferred financing expense that will be expensed on the completion of the Disposition. In April of 1996, the Company renegotiated a promissory note in the principal amount of $413,259, which note was issued to the buyer in connection with the acquisition by the Company of certain assets included in the Disposition. In consideration of the renegotiation of the note, the Company issued to the noteholder 120,000 shares of Common Stock deemed valued at $.25 per share, or $30,000 in the aggregate. This amount was being amortized as a deferred financing cost. The remaining unamortized portion of this deferred financing cost in the amount of $21,500 will be expensed upon the completion of the Disposition.

(4) Adjustment to eliminate the net value of the assets included in the Disposition, as follows:

      Fixed asset acquisition cost                 $89,050
      Accumulated depreciation                      54,287
                                                   -------

      Net fixed assets                              34,763
                                                   =======

(5)   Adjustment to reflect the gain realized upon the Disposition.

            Unaudited Pro Forma Consolidated Statements Of Operations

                                                                   Fiscal Year Ended
                                                                   December 31, 1996
                                                    ------------------------------------------------
                                                                       Pro Forma
                                                      Actual          adjustments          Pro Forma
                                                      ------          -----------          ---------

Revenue, net                                        $8,799,431         $2,156,678 (1)     $6,642,753
Costs and expenses:
  Operating costs                                    7,015,664          1,931,633 (2)      5,084,031
  Administrative and
    selling                                          1,771,723               -    (3)      1,771,723
  Depreciation and
    amortization                                       242,454             13,152 (4)        229,302
                                                    ----------         ----------         ----------

Total operating costs                                9,029,841          1,944,785          7,085,056
                                                    ----------         ----------         ----------
Operating (loss) income                               (230,410)           211,893           (442,303)

Interest expense                                      (298,564)           (39,299)(5)       (259,265)

Other income                                            86,562                381 (6)         86,181
                                                    ----------         ----------         ----------

Income (loss) before
  taxes and extraordinary
  income (charge)                                     (442,412)           172,975           (615,387)

Provision for taxes                                     30,830               -    (7)         30,830
                                                    ----------         ----------         ----------
Income (loss) before
  extraordinary income
  (charge)                                          $ (473,242)        $  172,975         $ (646,217)
                                                    ==========         ==========         ==========

Income (loss) before
  extraordinary income
  (charge) per share of
  common stock                                                                            $    (0.04)
                                                                                          ==========

Average number of
  common shares
  outstanding                                                                             14,787,803
                                                                                          ==========

     See Notes to Unaudited Pro Forma Consolidated Statements of Operations

       Notes to Unaudited Pro Forma Consolidated Statements of Operations

(1) Adjustment to eliminate actual net revenues for the period presented attributable to the assets disposed of.

(2) Adjustment to eliminate direct actual and accrued expenses relating to the assets disposed of, which consist principally of salaries, wages, fringe benefits and other clinical costs.

(3) Assumes no reduction in the Company's administrative and selling expenses resulting from the Disposition.

(4) Adjustment to eliminate actual depreciation expense for the assets disposed of.

(5) In January 1997, the Company agreed to satisfy a note of the Company held by the buyer in the amount of $413,259, out of the proceeds of $484,000 in face amount of receivables attributable to the assets disposed of. The pro forma adjustment eliminates actual and accrued interest expense attributable to this note. Lower interest expense resulting from the use of proceeds of the Disposition to reduce the Company's outstanding debt is not reflected in the pro forma adjustments.

(6)   Excludes the gain on the Disposition.

(7) The Proforma adjustments do not assume any change to federal or state income taxes as the provision for income taxes reflect minimum taxes due various states in which the Company operates.

Item 2.  Description of Properties

The Company's principal executive offices are located at 38 Pond Street, Franklin, Massachusetts. This office contains approximately 7,500 square feet of space which the Company currently leases on five year lease expiring January 2002. The Company operates ten outpatient rehabilitation facilities all of which are leased facilities typically located in a medical office building or shopping center. The Company's typical clinic occupies approximately 1,200 to 7,500 square feet of space with an average of approximately 3,200 square feet of space per location. Each clinic employs one or more licensed physical and/or occupational therapists, including a therapist who is the facility manager, office personnel, aides and, at certain clinics, athletic trainers, exercise physiologists and other appropriate personnel.

Set forth below is certain information concerning the Company's outpatient facilities.

            Location                                   Sq. Ft.                              Year Opened
            --------                                   -------                              -----------
         Attleboro, MA                                  2,800                                   1971
         Leominster, MA                                 3,400                                   1990
         Pittsfield, MA                                 2,500                                   1992
         West Bridgewater, MA                           3,500                                   1978
         Worcester, MA                                  1,200                                   1992
         Philadelphia, PA                               7,000                                   1992
         Wilmington, DE                                 1,600                                   1993
         Newark, DE                                     3,900                                   1993
         Newark, DE                                     1,700                                   1993
         Boca Raton, FL                                 1,875                                   1992


Item 3.  Legal Proceedings

         The Company is a party to pending legal proceedings, arising from the normal business operations of the Company. Management believes these proceedings will not have a material impact on the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters

         The Company's common stock is traded on the Nasdaq Small-Cap Market under the symbol CHCA. The following table sets forth the high and low bid prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for the period indicated. These prices represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.


         1996                            HIGH                     LOW
         ------------------------------------------------------------
         First Quarter                $0.5625                 $0.2500
         Second Quarter                0.6250                  0.3437
         Third Quarter                 0.5312                  0.3125
         Fourth Quarter                0.4375                  0.2500

         1995                            HIGH                     LOW
         ------------------------------------------------------------
         First Quarter                $1.0625                 $0.6250
         Second Quarter                0.8125                  0.5000
         Third Quarter                 0.5625                  0.3750
         Fourth Quarter                0.3750                  0.1875


          On December 31, 1996 the closing price of the Company's common stock was $.3875 per share. As of March 3, 1997, the number of stockholders of record of the Company's common stock was approximately 600. The Company believes that, in addition, there are in excess of 600 beneficial owners of its common stock whose shares are held in "street name".

         The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. There are no contractual restrictions on dividends.

Recent Sales of Unregistered Securities

         In January 1996, the Company issued to a vendor a three-year 12% promissory note in the amount of $65,750 in satisfaction of an obligation to the vendor in the same amount and agreed to issue shares of common stock, valued as of the date of the agreement, in satisfaction of an additional $65,750 in trade liabilities due such vendor. Subsequently, in June 1996, the Company issued to the vendor 210,400 shares of common stock, constituting $65,750 in value of common stock at $0.3125 per share. The note and the shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In February 1996, the Company renegotiated a convertible promissory note and a promissory note in the aggregate principal amount of $706,230, both of which were issued in connection with a business acquisition. As renegotiated, the interest rate of the notes was increased to 9.5% and the term of the notes was extended to 2002. In consideration of the renegotiation, the Company issued to the noteholder 177,778 shares of common stock, constituting $50,000 in value of common stock at $0.28125 per share. The Company also issued to the noteholder three-year options to purchase 83,333 shares of the Company's common stock at an exercise price of $0.30 per share. The shares and options were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In February 1996, the Company issued 20,000 shares of common stock to Christopher Harkins as a stock bonus award. The shares were issued on a no-sale theory or, alternatively, in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In April 1996, the Company renegotiated a 7.5% promissory note due 1996 in the principal amount of $413,000, which note was issued in connection with a business acquisition. As renegotiated, the note will be due April 2001 and will bear interest at 10% per annum. Interest only will be payable during the first two years of the note, and the note will be self-liquidating over the remaining three years. In consideration of the renegotiation of the note, the Company issued to the noteholder 120,000 shares of common stock, constituting $30,000 in value of common stock at $0.25 per share. The renegotiated note and the shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In June 1996, the Company issued to Joel Friedman 35,714 shares of common stock upon exercise of stock options at an exercise price of $0.28 per share. The shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In July 1996, the holder of a convertible promissory note issued in connection with a business acquisition converted the note and certain accounts payable due the note holder into common stock. The note with an outstanding balance of $182,305 and the accounts payable in the amount of $6,399 were converted at a price of $.45 per share into 419,342 shares of common stock. The shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In September 1996, the Company issued 750,000 options to each of three executive officers at an exercise price of $0.38 per share. The options were issued on a no-sale theory or, alternatively, in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In September 1996, the Company issued 108,000 shares of common stock to Renaissance and certain other persons in consideration of a loan made by Renaissance and such other persons to the Company. The shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

         In September 1996, the Company made stock awards totaling 300,000 shares as follows to its outside directors: James Kenney (100,000 shares), Paul Frankel (100,000 shares), Goodhue Smith III (75,000 shares), and Sydney Dworkin (25,000 shares). The shares were issued as director compensation at a rate of 25,000 shares for each year of service to the Board. The share were issued in reliance of Section 4(2) of the Securities Act for transactions not involving a public offering.

         In December 1996, the Company issued 96,000 shares of common stock to Renaissance and certain other persons in consideration of a loan made by Renaissance and such other persons to the Company. The shares were issued in reliance upon Section 4(2) of the Securities Act for transactions not involving a public offering.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 6.  Overview

         The  Company  was  organized  and  commenced  operations  in  1984 as a provider of diagnostic imaging services on a mobile shared-service basis. In July 1991, it significantly changed its operating business by merging with PTS Rehab, Inc., a privately-held provider of outpatient rehabilitation services and contract services to hospitals. Since this merger and its corresponding entry into the rehabilitative services segment of health care, the Company has grown as a provider of outpatient services through acquisitions. Consistent with the Company's strategy to build a network of outpatient rehabilitation facilities, in March 1993 the Company's Board of Directors approved a plan to discontinue and dispose of its diagnostic imaging services division. During 1993, the Company acquired nine outpatient physical therapy clinics. As the Company integrated the 1992 and 1993 acquired facilities, certain of the facilities were not achieving desired results. The Company returned one clinic in 1994 to its sellers, closed two clinics in 1995 and two in 1996. In February 1997, the Company sold three of its clinics in Pennsylvania for $1.1 million, plus the assumption of certain associated liabilities. (See "Business--Current Developments").

         In  response  to the  decline  in the  Company's  working  capital  and available cash in 1995, the Company extended the time needed to satisfy its obligations to vendors resulting in increased accounts payable. In addition, as discussed below, during 1995 and 1996, the Company was unable to make certain scheduled payments to note holders and certain vendors and was required to negotiate extended payment terms, issue convertible promissory notes in exchange for short-term notes and issue common stock in exchange for trade payables. If the Company continues to incur operating losses, the Company's working capital shortfalls will become even more pronounced, making it increasingly difficult for the Company to meet scheduled debt repayments. The Company's losses from operations in each of its four most recent years have resulted in it having negative net tangible assets at December 31, 1996 and December 31, 1995. Additionally, the Company is substantially dependent on its factoring arrangements pursuant to which it has assigned a certain portion of its accounts receivable to support its operations. The matters described above make it imperative for the Company to maintain its present factoring arrangements and to take actions which will result in the Company being profitable and generating positive cash flow. The Company's independent auditors have included an explanatory paragraph in their report dated March 12, 1997 on the Company's financial statements stating that the financial statements have been prepared on the assumption that the Company will continue as a going concern and that financing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. See the Financial Statements and notes thereto.

         The Company developed a strategic plan during 1996 for achieving future profitable operations, which includes both its existing operations and a new program of managed rehabilitation services. This plan with respect to the existing operations consists of the following components:

o The Company integrated operations of its contract service division with operations at its clinics, producing greater flexibility with staff assignment, reduced management cost, enhanced marketing capability and other efficiencies with respect to costs.

o The Company's Consolidated Rehabilitation Services division has continued to experience growth since its formation in September 1994. With the integration of the outpatient clinics with the Company's CRS division, the Company intends to increase sales of its services in the areas that it currently serves. This will provide the Company the opportunity to seek contracts with the larger prospective customers for the Company's services in those marketplaces.

o The Company presently holds Certified Rehab Agency Status in several locations. The Company intends to seek Comprehensive Outpatient Rehabilitation Facility (CORF) status in those states where it currently operates, which will broaden the scope of services which the Company may offer and enhance reimbursement rates for certain of the Company's existing services. In addition, the Company is expanding the scope of its activities to include the delivery of services off-site, both in-home and at ancillary service facilities such as schools, nursing homes and assisted living residences.

         The Company continues to develop a program of managed rehabilitation services ("MRS"), pursuant to which the Company would enter into licensing arrangements with independently owned, community based providers of ancillary health care and rehabilitative services ("licensee"), such as outpatient clinics, small contract agencies, and independent home care agencies. Under these arrangements, the licensee would be the coordinator of ancillary health care and rehabilitative services in outpatient clinics, hospitals, sub-acute care facilities, schools, homes and or assisted living residences. The Company would direct service contracts to the "licensee", arrange staffing on an as-requested basis, assume responsibility for administration, payroll, billing and collections and advise the "licensee" on contract management. The Company expects that over time the MRS business will become a substantial focus of the Company's operations.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its cash decreased by $48,416 in 1996 as compared to 1995. The decrease in cash during 1996 was due principally to losses caused by the Company's operations offset by proceeds from issuance of debt, and to a lesser extent, from capital expenditures. The Company was successful in renegotiating its term debt resulting in longer maturities and lower monthly payments, in addition to converting a convertible promissory note to common stock during 1996.

         Net accounts receivable were $1,817,036 at December 31, 1996, compared to $2,016,846 at December 31, 1995. The net decrease of $199,810 was principally due to an increase in the allowance for doubtful accounts of approximately $160,000 and to a lesser extent, a reduction of receivables from the closing of two clinics in early 1996 offset by an increase in receivables from the contract staffing business.

           Accounts payable decreased by $21,530 in 1996 as compared to 1995. The decrease is attributable to the conversion of certain accounts payable in the amount of $65,750 to the Company's common stock as well as the conversion to term debt, payable over three years, of certain accounts payable in the approximate amount of $113,000.

         Cash used for investing activities in 1996 consisted of purchases of equipment of $23,679 and in 1995 consisted of $138,075 to purchase equipment and leasehold improvements.

         Financing activities in 1996 provided net cash of $84,000. Proceeds from the issuance of debt were $340,000, issuance of stock provided $10,000, and payments of $266,000 were made in long-term debt. Due to the shortfalls in working capital as discussed above, the Company discontinued scheduled principal and interest payments on several of its note payable obligations during 1995 and 1996. During 1996, the Company cured these defaults in principal and interest payments by renegotiating and extending the payment terms of these obligations, by issuing new convertible promissory notes and by remitting past-due payments of principal and interest. See "Debt Restructuring" below. Financing activities in 1995 provided net cash of $36,129. Proceeds from debt totaled $335,000, issuance of common stock provided $125,000, and payments of $423,871 were made on long-term debt.

         At December 31, 1996, the Company had outstanding approximately $2,157,600 in notes payable and long-term debt. Of such amount, approximately $1,451,000 is related to business acquisitions completed prior to 1995. During 1996, several notes were renegotiated. The new notes have longer maturities with lower monthly payments, but have higher interest rates ranging between 7% and 10%. See "Debt Restructuring" below. Total long-term debt increased during the twelve months ended December 31, 1996 by $105,190 primarily as a result of the conversion in July 1996 of a convertible promissory note previously issued in connection with a business acquisition, offset by debt payments, issuance of new debt, and the conversion of certain accounts payable amounts to term debt. Under the conversion of the promissory note, the outstanding balance of approximately $182,305 of the convertible promissory note and certain accounts payable due the note holder of $6,399, were converted to common stock at a conversion price of $.45 per share into 419,342 shares of common stock.

         In December 1996, the Company determined that a demand note payable, which it had assumed in connection with a previous business acquisition in 1991, the outstanding balance of which was $89,231 would not have to be repaid. This loan was originally payable to a bank that is now defunct, the assets of which were taken over by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC sold the loan to a third party which subsequently determined the loan to be uncollectible. The third party returned the then deemed uncollectible loan to the FDIC in April 1995. The Company has not made any principal or interest payments on the loan since 1991 and has not been contacted by the FDIC regarding repayment of the loan since that time. Management has no plans to repay the loan and believes that it is unlikely that the FDIC will demand repayment. Accordingly, the Company wrote-off the remaining balance under the loan of $89,231, which has been reflected as other income in the accompanying consolidated statement of operations for the year ended December 31, 1996.

         In June 1995, Consolidated Rehabilitation Services, Inc. ("CRS"), a subsidiary of the Company, entered into a factoring agreement with a banking institution under which CRS may assign its receivables, up to a maximum aggregate balance of $500,000. Interest is payable by the Company at a rate equal to the greater of 9% per annum, 2% over the designated prime rate, or 5% over 30-day LIBOR. This factoring agreement expired in December 1996, but has been deemed extended on a year-to-year basis unless terminated by the factor on 30 days' prior notice. As of December 31, 1996 the Company had received proceeds of approximately $507,000 under this agreement.

         In January 1996, PTS Rehab, Inc., a subsidiary of the Company, entered into a factoring agreement with a lender providing for the proceed of up to 60% of certain of the Company's accounts receivable, up to a maximum aggregate balance of $750,000. In January of 1997, the agreement with the factor was modified to allow up to a maximum aggregate balance of $1,500,000. Interest is payable by the Company at a rate equal to the greater of 9% per annum or 2% over the designated prime rate. In addition, the Company is obligated to make other payments to the lender. This factoring agreement expires in December 1997. At December 31, 1996, $687,000 had been advanced under this agreement.

         In April of 1996, the Company entered into a $500,000 line of credit with Renaissance Capital Group, Inc. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the line of credit at the rate of 10% per annum, computed in arrears, with the entire principal balance plus any unpaid interest due in full on April 17, 1999. As of December 31, 1996, $340,000 had been advanced to the Company under this arrangement.

         The Company leases clinic facilities under several non-cancelable operating leases expiring at various times between 1996 and 2000. Rent expense for these operating leases was $542,600 in 1996 as compared to $543,600 in 1995. During 1997, the Company anticipates that minimum payments under non-cancelable operating leases will be approximately $505,500.

         Stockholders' equity increased by $116,260 during the twelve months ended December 31, 1996 primarily as a result of the issuance of common stock to the Company's 401(k) profit sharing plan of $53,935, conversion of certain accounts payable or debt to common stock totaling $445,567, renegotiation of certain convertible promissory notes in the amount of $80,000 through the issuance of common stock and exercise of options by a member of the Board of Directors in the amount of $10,000, offset by a net loss of $473,242. Stockholders equity decreased by $267,961 during the twelve months ended
December 31, 1995 primarily as a result of the Company's net loss of approximately $609,000 offset by an increase in common stock and additional paid in capital of approximately $341,000.

         The Company  completed  the sale of three of its  Pennsylvania  clinics
("the Disposition") for a purchase price of $1,050,000 million in cash and a note, and assumption by the Buyer of approximately $230,000 of associated liabilities, subject to adjustments. The clinics sold accounted for approximately 22% of the Company's total revenues for the year ended December 31, 1996. The Company intends to use the proceeds from the disposition to pay down debt and for other general corporate purposes. (See "Business--Current Developments").

         See also "Future Trends, Demands, Commitments and Uncertainties" for additional information relating to liquidity and future management plans.

Debt Restructuring

         In December 1994 and January 1995, the Company issued $500,000 of short-term notes to a limited number of investors, payable in September 1995. In connection with this financing, the Company issued two-year warrants to purchase 300,000 shares of common stock for $0.75 per share. During August and September 1995, certain holders of these short-term notes exchanged $375,000 of the outstanding obligations for 10% convertible promissory notes in the principal amount of $180,000, payable on September 15, 1998. In conjunction with this transaction, $195,000 of these notes were converted into 780,000 shares of common stock. Additionally, the Company repaid $125,000 to a limited number of investors to satisfy the balance of the short-term notes which it obtained by selling 500,000 shares of common stock.

         In  January  1995,  a holder of a 9%  convertible  promissory  note due
December 1997 (the "1997 Note"), issued in connection with a business acquisition, exchanged approximately $26,000 of the outstanding obligation for 30,000 shares of the Company's common stock. Additionally, the same holder forgave approximately $31,000 of the outstanding balance of another note in exchange for a new 9% convertible promissory note due December 1999 (the "1999 Note") in the principal amount of $235,000, such amount being the remaining outstanding balance of the old note. The 1999 Note was convertible into shares of common stock at a price per share equal to the greater of $0.75 or 100% of the average bid and ask price of the common stock at the end of the month preceding the date of conversion. In July of 1996, the Company renegotiated the 1997 Note and the 1999 Note, which then had aggregate principal and accrued interest of $399,904, together with certain other liabilities (in the principal amount of approximately $14,300) due the holder of such notes. In September 1996, the holder agreed to convert the 1997 Note, together with a portion of the other liabilities, in the total amount of $188,704 into shares of common stock at a conversion price of $0.45 per share (419,342 shares). The holder also agreed to exchange the 1999 Note, together with a portion of the other liabilities, for a convertible promissory note in the principal amount of $225,479. The new note will bear interest at 9% per annum, have fixed monthly payments of $2,500, be due with all then unpaid principal in May 2001 and continue to be convertible into shares of common stock on the same terms as the 1999 Note.

         In January 1996, the Company issued to a vendor a three-year 12% promissory note in the amount of $65,750 in satisfaction of an obligation to the vendor in the same amount and agreed to issue shares of common stock, in satisfaction of an additional $65,750 in trade liabilities due such vendor. Subsequently, the Company issued to the vendor 210,400 shares of common stock, constituting $65,750 in value of common stock at $0.3125 per share.

         In February 1996, the Company renegotiated a convertible promissory note and a promissory note in the aggregate principal amount of $706,230, both of which were issued in connection with a business acquisition. As renegotiated, the interest rate of the notes was increased to 9.5% and the term of the notes was extended to 2002. In consideration of the renegotiation, the Company issued to the note holder 177,778 shares of common stock, constituting $50,000 in value of common stock at $0.28125 per share. The Company also issued to the note holder three-year options to purchase 83,333 shares of the Company's common stock at an exercise price of $0.30 per share.

         In April 1996, the Company renegotiated a 7.5% convertible promissory note due May 1996 in the principal amount of $413,000, which note was issued in connection with a business acquisition. As renegotiated, the note would be due April 2001 and would bear interest at 10% per annum. Interest only would be payable during the first two years of the note's term, and the note would be self-liquidating over the remaining three years. In consideration of the renegotiation of the note, the Company issued to the note holder 120,000 shares of common stock, constituting $30,000 in value of common stock at $0.25 per share. In January 1997, the Company agreed to satisfy the note by assignment to the note holder of $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note.

         In April 1996, the Company issued to a vendor a three-year 10% promissory note in the amount of $32,128 in satisfaction of an obligation to the vendor in the same amount.

         In November 1996, the Company issued to a vendor a 16 month, 0% promissory note in the amount of $80,000 in satisfaction of an obligation to the vendor in the same amount.

Other Issuances of Shares

         The Company issued an additional 739,000 shares in 1996, including 300,000 shares to its outside directors in consideration of past services on the Board, 204,000 shares to Renaissance and certain other persons in connection with the Renaissance line of credit to the Company, 20,000 shares to a former executive as a stock bonus, 180,000 shares to the Company's 401(k) plan, and 35,715 shares to a member of the Board of Director resulting from the exercise of options.

Results of Operations

         Twelve Months Ended December 31, 1996
         Compared to Twelve Months Ended December 31, 1995

         Net revenues increased 2.1% or $181,633 during the twelve months ended December 31, 1996 as compared to the same period in 1995. Out-patient net revenues increased despite fewer clinics in operations during 1996 as well as the continued impact of managed care. Growth resulted from the on-going integration of the contract services division in the Company owned out-patient clinics, and, to a lesser extent, from improved and more efficient billing procedures in the clinical operations.

         Outpatient physical therapy revenues increased by $135,641 or 1.6% during the year ended December 31, 1996 as compared to the same period in 1995. Despite the closure of two non-performing clinics during 1996 and the on-going impact of managed care, the increase in the outpatient clinics is primarily the result of the continued integration of the Company's contract services division. Management believes that utilization constraints and fee reductions imposed by managed care and the insurance industry will be continuing factors accounting for the limited growth in the outpatient clinics. Revenues in the Company's Consolidated Rehabilitation Services division ("CRS") increased $45,992 or 1% which to a certain extent, is the result of new business being integrated into the outpatient clinics.

         Operating costs represented 79.7% of net revenues during the twelve months ended December 31, 1996 as compared to 84.1% for the same period of 1995. The $228,532 decrease in operating costs for the twelve months ended December 31, 1996 was principally due to the continued improvement of staff mix in the out-patient clinics and the resulting reduction in subcontract labor expenses. Additionally, the Company continued to achieve lower recruiting, travel, and fringe benefit costs resulting from this change in staff mix.

         Administrative and selling costs constituted $1,771,723 or 20.1% of net revenue during the twelve months ended December 31, 1996 as compared to $1,641,099 or 19.04% for the same period of 1995. The increase reflects administrative and selling expenses that were higher by $130,624 for the twelve months ended December 31, 1996 compared to the prior year period. A significant portion of the increase relates to non-operational expenses that included legal and accounting costs associated with the filing of a registration statement for the sale of shares by certain stockholders, stock awards associated with financing activities and Board of Directors compensation, and costs associated with a proposed underwriting. To a lesser extent, higher administrative cost resulted from compensation expenses paid to the Company's chief executive officer with no comparable compensation expense during the first nine months of 1995. In late October 1996, the Company closed its New York office and eliminated certain administrative positions which is expected to result in a reduction of approximately $500,000 in expenses annually.

         Depreciation and amortization increased by $12,339 during the twelve months ended December 31, 1996 as compared to the same period in 1995. The increase is attributable to higher depreciation expense offset by fewer clinics in operation during 1996. In each of 1995 and also in 1996, the Company closed two non-performing clinics. When adverse events or changes in circumstances indicate that previously anticipated cash flows warrant reassessment, the Company reviews the recoverability of goodwill by comparing estimated un-discounted future cash flows from clinical activities to the carrying value of goodwill. Based upon the Company's 1996 review of recoverability, it was determined that no impairment existed.

         Interest expense increased by $115,541 for the twelve months ended December 31, 1996 respectively, as compared to the same period in 1995. The increase is primarily the result of the Company's continued need to use its factoring arrangements to support its operations, and to a lesser extent, higher interest rates incurred on renegotiated term debt.

         The Company's tax provision is substantially the result of accruals for state tax for current and prior fiscal years.

         As a result of the above factors, the Company incurred net losses of $473,242 for the twelve months ended December 31, 1996 as compared to net losses of $608,855 for the same period during 1995.

Future Trends, Demands, Commitments and Uncertainties

         The Company's principal business is providing rehabilitative services. Demographic trends and new medical technologies are expected to cause continued growth for this section of the health care marketplace. Continued national trends to contain health care costs are expected to place limitations on high technology testing and curtailed utilization of medical specialists, resulting in increase utilization of rehabilitative services. Each of these trends are expected to be favorable to the Company by increasing the need for outpatient rehabilitative services. The Company intends to participate in the growth of rehabilitation services through internal expansion of its business and further development of ancillary health care and contract rehabilitation services.

Item 7.  Financial Statements

                  The Financial Statements of the Company are listed in the "Index to Financial Statements and Schedule" filed as part of this Form 10K-SB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 29, 1996 the Company was notified by the firm of Price Waterhouse LLP that it was resigning from the client auditor relationship. On February 4, 1997 the Company appointed the firm of Federman, Lally & Remis LLC as the Company's new independent public accountants. In connection with the audits of the Company's financial statements for each of its two most recent fiscal years and through October 29, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                                       PART III

Item 9. Directors, Executive Officers Compliance with section 16(a) of the Exchange Act

         NAME                              AGE            POSITION
         ---------                         ---           ---------
         James Kenney                      55      Chairman of the Board(1)(3)
         Robert M. Whitty                  41      President and Director
         Joel Friedman                     56      Director(1)
         Sidney Dworkin                    76      Director(2)
         Paul W. Frankel, M.D., Ph.D.      47      Director(1)(3)
         Goodhue W. Smith, III             46      Director(1)(2)
         Raymond L. LeBlanc                40      Treasurer, Secretary  and
                                                   Chief Financial Officer

-----------------------

(1)      Member of the Executive Committee

(2)      Member of the Audit Committee

(3)      Member of Compensation Committee

         James Kenney became a director in March 1993 and Chairman of the Board of Directors on November 1, 1996. Mr. Kenney is currently an Executive Vice President of San Jacinto Securities in Dallas, TX. From February 1992 until June 1993, he had been a partner of Renaissance Capital Group, Inc., a Dallas money management firm. From 1989 to February 1992, Mr. Kenney was Senior Vice President of Capital Institutional Services Inc., a brokerage firm located in Dallas, Texas that provides third-party financial and business research. Mr. Kenney is also a director of Amerishop Corp., Industrial Holdings, Inc., Scientific Measurement Systems, Inc., Technol Medical Products, and Tricom, Inc.

         Joel Friedman became a director of the Company in December 1991. He was Chairman and Chief Executive Officer from July 1994 to June 1996. Mr. Friedman has been involved for the past twenty-five years in the financing and management of several public and private companies and real estate ventures, most recently, and for at least the past five years through Friedman Enterprises, Inc. and Founders Capital Corporation. Mr. Friedman is also a member or the Board of Directors of 3D Geophysical, Inc.

         Robert M. Whitty was elected President in November 1995 and became a director of the Company in January 1997. Mr. Whitty has been a Vice President of the Company since 1994. Prior thereto, Mr. Whitty provided consulting services for various health care companies, which services included financial planning, strategic planning, acquisitions and business development. Mr. Whitty has over 18 years of experience in the health care field.

         Paul W. Frankel, M.D., PH.D. has been a member of the Board of Directors since July 1994. Dr. Frankel is currently, and has been since August 1993, the President of Life Extension Institute, Inc., a New York company specializing in preventive health services. From April 1992 to August 1993, Dr. Frankel was a Partner and the National Medical Director of Coopers & Lybrand. For the period May 1988 to February 1992, Dr. Frankel served in various positions for Metropolitan Life Insurance Company, ultimately serving as its Vice President and National Medical Director.

         Goodhue W. Smith, III has been a member of the Board of Directors since July 1994. In 1978, Mr. Smith founded Duncan-Smith Co., an investment banking firm in San Antonio, Texas and has since such time served as its Secretary and Treasurer. Mr. Smith is also a Director of Citizens National Bank of Milam County, and Ray Ellison Mortgage Acceptance Co.

         Sidney Dworkin was elected to the Board of Directors in March 1996. Mr. Dworkin was a founder, former President, Chief Executive Officer and Chairman of Revco, Inc. Between 1987 and the present, Mr. Dworkin has also served as Chairman of the Board of Stonegate Trading, Inc., an importer and exporter of various health and beauty aids, groceries and sundries. Between 1988 and the present, Mr. Dworkin has served as Chief Executive Officer of Advanced Modular Systems, which is engaged in the sale of modular buildings. Between June 1993 and the present, Mr. Dworkin also has served as Chairman of Global
International, Inc., which is involved in the sale and leasing of modular buildings to hospitals and Chairman of the Board of Comtrex Systems, which is engaged in the provision of data processing services. Mr. Dworkin also serves on the Board of Directors of CCA industries, Inc., Interactive Technologies, Inc., and Northern Technologies International Corporation, all of which are publicly-traded companies.

         Raymond L. LeBlanc has been Controller of the Company since March 1996, Treasurer and Chief Financial Officer since June 1996, and Secretary since November 1, 1996. Previously, since 1987, Mr. LeBlanc was Treasurer of Luzo Foodservice Corporation, a food manufacturer, retailer and distributor.

         Renaissance Capital Partners II Ltd. ("Renaissance") is currently entitled to designate two directors for nomination to the Company's Board of Directors, including a director that it is entitled to designate as the holder of a majority of the Company's Series A Preferred Stock (See "Description of Securities -- Preferred Stock -- Series A Preferred Stock"). Messrs.
Kenney and Smith are designees of Renaissance.

         In 1996, the Board of Directors held five regularly scheduled and special meetings. All directors attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors and the committees on which they served. The Audit Committee met once during the Company's last fiscal year. This committee recommends to the Board of Directors a firm of independent accountants to audit the books and accounts of the Company. The committee reviews the reports prepared by the independent accountants and recommends to the Board any actions deemed appropriate in connection with the reports. The Executive Committee of the Board of Directors of the Company was formed in 1995 to take such action and carry out such duties and responsibilities as may be undertaken, in the discretion of such committee, by the Board of Directors. During 1996, this committee met once. The Board of Directors has no standing nomination committee, or other committee performing similar functions. However, the Board of Directors, meeting as a whole, constitutes a committee for the issuance of options and other awards under the Company's Stock Incentive Plan and Stock Option Plan.

                      Compliance With Section 16(a) of the
                         Securities Exchange Act of 1934

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1996, none of the officers, directors and ten-percent beneficial owners of the Company failed to file timely any such reports under Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

         The following summary compensation table sets forth, for the three fiscal years ended December 31, 1996, the cash compensation of each Executive Officer of the Company whose total salary and bonuses exceeded $100,000 (the "Named Executive Officers").

                                            Summary Compensation Table
                                                                                   Long Term Compensation
                                 Annual Compensation                            Awards                    Payout
==========================================================================================================================
                                                                     Restricted                                  All Other
Name and                                             Other Annual         Stock       Options/         LTIP        Compen-
Principal Position   Year          Salary     Bonus  Compensation        Awards         SARs          Payout       sations
--------------------------------------------------------------------------------------------------------------------------
Joel Friedman,       1996         $53,366         0             0             0        787,667 (4)         0             0
Chairman of the      1995          75,000         0             0             0      1,250,000             0             0
Board and Chief      1994               0         0             0             0              0             0             0
Executive
Officer(1)
--------------------------------------------------------------------------------------------------------------------------
Alan Mantell,        1996         120,000         0             0             0        787,667 (4)         0             0
Chief Executive
Officer(2)
--------------------------------------------------------------------------------------------------------------------------
Robert M.            1996         140,000         0             0             0        781,666             0             0
Whitty,              1995         106,000         0             0             0              0             0             0
President (3)
==========================================================================================================================

(1) Joel Friedman was Chief Executive Officer of the Company from July 1994 to June 1, 1996.

(2) Mr. Mantell was Chief Executive Officer of the Company from June 1996 through November 1996.

(3)      Mr. Whitty was elected President of the Company in November 1995.

(4) Options to acquire 500,000 shares awarded to each of Messrs. Friedman and Mantell expired unexercised upon termination of employment in November 1996.

         The aggregate amount of any miscellaneous compensation not set forth in the table or the description of benefit plans, including any personal benefits valued at their incremental cost to the Company, received in 1996 by any executive officers included in the above table did not exceed 10% of such person's 1996 cash compensation.

1989 Stock Incentive Plan

         Under its 1989 Stock Incentive Plan (the "Plan"), the Company grants awards of common stock to those persons determined by the Board of Directors to be key employees who are responsible for the management and growth of the company. The size of the award is generally determined on the basis of the level of responsibility of the employee. Types of awards include non-statutory stock options, incentive options (qualifying under Section 422 A of the Internal Revenue Code of 1986), restricted stock awards and stock appreciation rights
(SARs). Options and stock appreciation rights generally expire ten years from the grant date and unless otherwise provided, are exercisable on a cumulative basis with respect to 20% of the optioned shares on each of the five anniversaries after the grant date. Restrictions on restricted stock awards generally lapse with respect to 20% of the shares subject to the award after the expiration of each year following the grant date and the portions of such awards for which restrictions have not lapsed are subject to forfeiture upon termination of employment. The Company may grant options to purchase an aggregate of 500,000 shares of common stock under the Plan, 380,000 of which are currently available for grant. No stock options or other awards under the Plan were granted during 1996, nor were any options exercised by the individuals named in the Summary Compensation Table during 1996.

1994 Stock Option Plan

         The Company adopted the 1994 Stock Option Plan (the "1994 Plan") effective November 3, 1994. The terms and conditions of the 1994 Plan are substantially identical to the 1989 Plan, except that the 1994 Plan does not provide for granting of SAR's. In September 1996, the Company accepted the surrender of options to acquire 833,333 shares under the 1994 Plan that the holder had earlier agreed to return. At that time, the Company issued options to acquire 2,250,000 shares, as set forth in the table below. Options to acquire 1,000,000 shares granted in September 1996 expired unexercised in November 1996. As of December 31, 1996, options to acquire 1,449,999 were available for grant under the 1994 Plan.

         The following table sets forth information concerning grants of options by the Company in 1996:

                                       Option/SAR Grants In Last Fiscal Year
===================================================================================================================
                                                    Percentage of Total
                             Number of Securities    Options Granted to
                              Underlying Options    Employees in Fiscal      Exercise or Base
Name                               Granted                  Year             Price per Share       Expiration Date
------------------------------------------------------------------------------------------------------------------
 J. Friedman                         37,667                                       $.28                2/01/01
                                    750,000(1)               34%                   .38                9/01/06
------------------------------------------------------------------------------------------------------------------
 A. Mantell                          37,667                                        .28                2/01/01
                                    750,000(1)               34%                   .38                9/01/06
------------------------------------------------------------------------------------------------------------------
 R. M. Whitty                        31,666                                        .28                2/01/01
                                    750,000(1)               32%                   .38                9/01/06
===================================================================================================================


(1) Granted under the 1994 Plan. Of the 750,000 options granted, 250,000 vested immediately and the remaining 500,000 were to vest as determined by the Board of Directors. The unvested options of Messrs. Friedman and Mantell expired unexercised upon their termination of employment with the Company in November 1996.

         The following table sets forth information concerning any exercise of stock options during the Company's fiscal year ended December 31, 1996 by the Named Executive Officers, the number and value of options owned by the named individuals and the value of any in-the-money unexercised stock options as of December 31, 1996:

                                  Aggregate Option Exercises In Last Fiscal Year

                                                                                             Value of Unexercised
                                                       Number of Unexercised Options        In-the-money Options at
                                                             held at 12/31/96                December 31, 1996(1)
=======================================================================================================================
                        Shares
                     Acquired on
                       Exercise      Value Realized    Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------
J. Friedman             35,714           $3,571          251,912             0               $191              0

A. Mantell                0                0             287,666             0              3,766              0

R. M. Whitty              0                0             281,666          500,000           3,166              0

=======================================================================================================================

(1) Based on the average bid and ask price on the NASDAQ Small-Cap Market of the Company's common stock on that date ($0.38).

Compensation of Directors

         Non-employee directors are entitled to receive $500 per meeting of the Board of Directors attended, which fees were waived during 1996. In September 1996, the Board of Directors made stock awards to its outside directors at a rate of 25,000 shares for each year of service since 1993. Pursuant to such awards, Messrs. Kenney, Frankel, Smith, and Dworkin received 100,000 shares, 100,000 shares, 75,000 shares and 25,000 shares respectively.

         In September 1996, Mr. Friedman surrendered options covering 833,000 shares of common stock which were granted in December 1994 pursuant to the 1994 Plan. The exercise of the options surrendered by Mr. Friedman was contingent on the common stock reaching prices significantly higher than the market price at the time of the surrender. New options covering 750,000 shares of common stock were granted to Mr. Friedman in September 1996, with exercise prices equal to $0.38 per share (the fair market value per share on the date of the grant), pursuant to the 1994 Plan. Of the 750,000 options granted, 250,000 vested immediately and the remaining 500,000 were to vest as determined by the Board of Directors. The unvested options of Mr. Friedman expired unexercised upon his termination of employment with the Company in November 1996. The old options held by Mr. Friedman were designed to further compensate and provide for an incentive for such employee. The Compensation Committee believed that by awarding Mr. Friedman new options with exercise prices at $0.38 per share (the fair market value per share on the date of the grant), would result in fair compensation for his efforts. The Compensation Committee also believed that exchanging "out-of-the-money" options is a cost-effective method of retaining key members and preserving the important motivating effect that stock options have.

         Under the Company's stock option plans, directors who are not employees of the Company (other than directors who are members of the Stock Option
Committee of the particular plan) are eligible to be granted non-qualified options under such plan. The Board of Directors or the Stock Option Committee (the "Committee") of each plan, as the case may be, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the particular plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of common stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company (but not members of the Committee of the particular plan) are eligible to be granted incentive stock options under such plans. The Board or Committee of each plan, as the case may be, also has discretion to determine the number of shares subject to each incentive stock option ("ISO"), the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISO's that may vest in any year is limited by the Internal Revenue Code of 1986, as amended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information at December 31, 1996 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (I) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


============================================================================================================
                                                           Amount and Nature of
Name and Address of Beneficial Owner                       Beneficial Ownership            Percent of Class
------------------------------------------------------------------------------------------------------------
Renaissance Capital Partners II, Ltd.                           9,257,217(1)                           46.8%
8080 N. Central Expwy.
Suite 210-LAN 59
Dallas, TX  75206
------------------------------------------------------------------------------------------------------------
Joel Friedman                                                     564,434(2)                            3.5%
------------------------------------------------------------------------------------------------------------
Sidney Dworkin                                                    466,951(3)                            2.9%
------------------------------------------------------------------------------------------------------------
James Kenney                                                      180,000(4)                            1.1%
------------------------------------------------------------------------------------------------------------
Dr. Paul Frankel                                                  180,000(5)                            1.1%
------------------------------------------------------------------------------------------------------------
Goodhue W. Smith, III                                             122,000(6)                    Less than 1%
------------------------------------------------------------------------------------------------------------
Robert M. Whitty                                                  281,666(7)                            1.8%
------------------------------------------------------------------------------------------------------------
Alan Mantell                                                      296,667(8)                            1.9%
------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group                 2,091,708(9)                           12.3%
(7 persons)
============================================================================================================


(1) Includes the right to acquire 4,098,217 shares issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock.

(2) Includes 251,912 shares subject to currently exercisable stock options and the right to acquire 27,475 shares upon conversion of Series A Preferred Stock. Also includes 98,903 shares of Common Stock owned by Mr. Friedman's children or which Mr. Friedman's children have the right to acquire upon conversion of shares of Series A Preferred Stock as to which Mr. Friedman disclaims beneficial ownership.

(3) Includes 160,000 shares issuable upon a conversion of a convertible promissory note, 50,000 shares issuable upon exercise of warrants. Also includes 40,000 shares owned by a partnership of which Mr. Dworkin is a partner, 80,000 shares issuable upon conversion of a promissory note held by such partnership and 25,000 shares issuable upon exercise of warrants held by such partnership.

(4)      Includes 80,000 shares subject to currently exercisable stock options.

(5)      Includes 30,000 shares subject to currently exercisable stock options.

(6) Includes 30,000 shares subject to currently exercisable stock options. Does not include 15,000 shares owned by Duncan-Smith Co., of which Mr. Smith is an officer.

(7)      Consists of currently exercisable stock options.

(8)      Includes currently exercisable stock options to acquire 287,667 shares.

(9) Includes 961,245 shares subject to currently exercisable non-qualified stock options, the right to acquire 54,950 shares upon conversion of outstanding Series A Preferred Stock, 75,000 shares issuable upon exercise of warrants, and 240,000 shares issuable upon the conversion of convertible notes.

Item 12.  Certain Relationships and Related Transactions

              Effective June 30, 1994, certain holders of the Company's convertible debt, converted certain promissory notes from the Company into common stock of the Company and into a newly issued, Series A Preferred Stock. Directors and affiliates of the Company who participated in the conversion were as follows:

              Renaissance Capital Partners II, Ltd. ("Renaissance"): Convertible debt and accrued interest of $3,695,984 was converted into 5,000,000 shares of common stock and 1,195,984 shares of Series A Preferred Stock. The Series A Preferred Stock may be converted at any time, at the option of the holder thereof, into common stock at a conversion price of $.57 per share of common stock, subject to adjustment, on the basis of the par value of the Series A Preferred Stock of $1.00 per share. See "Description of Securities -- Preferred Stock -- Series A Preferred Stock."

              Joel Friedman (the Company's former Chairman and Chief Executive Officer): Convertible debt and accrued interest of $51,375 was converted into 71,429 shares of common stock and 15,661 shares of Series A Preferred Stock. Mr. Friedman's children collectively converted an identical amount of debt and accrued interest on identical terms.

              Christopher Harkins (the Company's former President): Convertible debt and accrued interest of $25,688 was converted into 51,375 shares of common stock of the Company.

              Diedre Benson (see below): Convertible debt and accrued interest of $555,722 was converted into 1,111,444 shares of common stock of the Company.

              On September 8, 1994, effective November 11, 1994, the Company entered into a Termination Agreement with Arnold E. Benson (the "Termination Agreement"), the former Chairman of the Board and Chief Executive Officer of the Company. In November 1994, Mr. Benson and his wife Diedre Benson sold an aggregate of 2,500,000 shares of common stock owned by Diedre Benson for an aggregate of $1,075,000. Mr. Benson received a payment from the Company of $175,000 as severance in consideration of the termination of his Employment Agreement.

              The Company granted to Health Care Partners, Inc., a designee of Mr. Benson, on the Effective Date of the Termination Agreement, an option to purchase up to an aggregate of 400,000 shares of common stock for $.50 per share for a period of three years. The Company also agreed to provide Mr. Benson with other benefits, including the payment of health, life and disability insurance costs through November 1996 and certain expenses in connection with the negotiation of the Termination Agreement. Mr. Benson and Mrs. Benson entered into a non-competition agreement with the Company with respect to certain activities effective for a period of two years from the effective date of the agreement. Mr. Benson resigned from the Board of Directors of the Company on November 11, 1994.

              On September 8, 1994, Renaissance loaned the Company $100,000 pursuant to a convertible promissory note, convertible at the option of Renaissance into common stock at a conversion price of $0.33 per share. On October 24, 1994, the Company exchanged the convertible promissory note for 100,000 shares of Series B Preferred Stock. Additionally, Renaissance invested $400,000 to acquire 400,000 shares of Series B Preferred Stock. The Series B Preferred Stock may be converted at any time, at the option of the holder thereof, into common stock at a conversion price of $0.25 per share, subject to adjustment, on the basis of the par value of the Series B Preferred Stock of $1.00 per share. See "Description of Securities -- Preferred Stock -- Series B Preferred Stock." James Kenney, now the Chairman of the Board of Directors and then a Director of the Company was, until June 1993 a general partner of Renaissance. Renaissance has the right to designate two members for nomination to the Board of Directors of the Company. Mr. Kenney and Goodhue W. Smith, III are currently the designees of Renaissance to the Board.

              Under the terms of the Series A Preferred Stock and the Series B Preferred Stock, the Company has agreed that it will not issue in excess of 1,500,000 additional shares of common stock in any single transaction or related series of transactions without the consent of the majority holders of the Series A Preferred Stock and the Series B Preferred Stock. Renaissance owns a substantial majority of the Series A Preferred Stock and is the sole holder of the outstanding shares of Series B Preferred Stock of the Company.

              In January 1995, Sidney Dworkin, a director of the Company, loaned the Company $100,000 pursuant to a convertible promissory note and received warrants to purchase 50,000 shares of common stock for $0.75 per share. In August 1995, Mr. Dworkin exchanged the note for 80,000 shares of common stock and a convertible promissory note in the principal amount of $80,000. In addition, a partnership in which Mr. Dworkin is a partner loaned the Company $50,000 under the same terms and received a warrant to purchase 25,000 shares of common stock for $0.75 per share. In August, 1995, the note was exchanged for 40,000 shares of common stock and a convertible promissory note in the amount of $40,000.

              In November 1995, Joel Friedman, then the Chairman and Chief Executive of the Company, and Robert M. Whitty, the President of the Company, jointly and severally guaranteed those accounts receivable of the Company that were pledged to Capital Factors, Inc., a lender to the Company. The amount of the line of credit secured by the Company's accounts receivable is $500,000. In January 1996, additional guarantees were provided by Messrs. Friedman and Whitty in connection with an additional line of credit secured by receivables in the amount of $750,000. Subsequent to Mr. Friedman's resignation on November 1, 1996 as the Company's Chairman and as an officer of the Company, Mr. Friedman's guarantees were released.

              At the end of December 1995, Joel Friedman and Alan Mantell, then Chief Operating Officer of the Company, each loaned the Company $30,000 to fund certain obligations of the Company. The loans were repaid at the beginning of January 1996.

              In April 1996, the Company executed a promissory note in favor of Renaissance in connection with a $500,000 line of credit. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the line of credit at the rate of 10% per annum, computed in arrears, with the entire principal balance plus any unpaid interest due in full on April 17, 1999. As of December 31, 1996, $340,000 had been advanced to the Company under these arrangements. Of this amount, $265,000 was loaned by Renaissance, and the balance by the following persons participating in the loan: Alan Mantell, $15,000; Joel Friedman, $15,000; Goodhue Smith, a member of the Board of Directors, $20,000; and Duncan-Smith Co., an entity affiliated with Mr. Smith, $25,000. In September and December 1996, the Company issued to Renaissance and the other participants in the Renaissance credit line shares of common stock in consideration of their loans to the Company, as follows:
Renaissance, 159,000 shares; Mr. Mantell, 9,000 shares; Mr. Friedman, 9,000 shares; Mr. Smith, 12,000 shares; and Duncan-Smith Co., 15,000 shares.

                                     PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a)(1) The Registrant's financial statement together with a separate table of content are annex t hereto.

(b)       Exhibits: See Index to Exhibits


                                Index to Exhibits

Exhibit No.

3.1       Articles of Incorporation (incorporated herein by reference to Exhibit
          3.1 to the Company's Annual report on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-K").

3.2       By-Laws of the Company  (incorporated  herein by  reference to Exhibit
          3.2 to 1995 Form 10-KSB).

3.3 Certificate of Designation (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1989).

10.1 Employment Agreement between the Company and Christopher Harkins, dated June 3, 1993 (incorporated herein by reference to Exhibit 10.1 to 1995 Form 10-KSB).

10.2 Termination Agreement between the Company and Arnold Benson, dated September 8, 1994 (Incorporated herein by reference to Exhibit 10.2 to 1995 Form 10-KSB).

10.3      1989 Stock  Option Plan  (incorporated  herein by reference to Exhibit
          10.3 to 1995 Form 10-KSB).

10.4      1994 Stock  Option Plan  (incorporated  herein by reference to Exhibit
          10.4 to 1995 Form 10-KSB).

10.5 Health Care Factoring Agreement between the Company and Capital Health Care Financing, dated January 15, 1996 (incorporated herein by reference to Exhibit 10.5 to 1995 Form 10- KSB).

21.1 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to 1995 Form 10-KSB).

27        Financial Data Schedule.

-------------------


(b)       Reports on Form 8-K

          (I) Current Report on Form 8-K filed on November 6, 1996 reporting on Changes in Registrant's Certifying Accountant.

                       Financial Statements and Schedules

                                Table of Contents



Consolidated Health Care Associates, Inc.
                                                                            Page
                                                                            ----

    Independent Auditors' Report - Price Waterhouse LLP                      F-2

    Independent Auditors' Report - Federman, Lally  & Remis LLC              F-3

    Consolidated statements and notes as of December 31, 1996, and 1995 and for the years then ended:

        Consolidated Balance Sheets                                          F-4

        Consolidated Statements of Operations                                F-5

        Consolidated Statements of Stockholders' Equity                      F-6

        Consolidated Statements of Cash Flows                                F-7

        Notes to Consolidated Financial Statements                   F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Consolidated Health Care Associates, Inc.

In our opinion, the accompanying consolidated financial statements appearing on pages F-4 through F -16 present fairly, in all material respects, the financial position of Consolidated Health Care Associates, Inc. and its subsidiaries at December 31, 1995, and the result of their operations and their cash flows for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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



Price Waterhouse LLP

Providence, RI
April 5, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Consolidated Health Care Associates, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Health Care Associates, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Health Care Associates, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15, the Company has suffered recurring losses, including a net loss in excess of $473,000 for the year ended December 31, 1996, and has an accumulated deficit in excess of $7,972,000 as of December 31, 1996, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Federman, Lally  & Remis LLC

Farmington, Connecticut
March 12, 1997

=========================================================================================================================
                                      CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
=========================================================================================================================
                              Consolidated Balance Sheets as of December 31, 1996 and 1995
=========================================================================================================================
ASSETS:                                                                                           1996               1995
-------                                                                                           ----               ----
  Current assets:
      Cash                                                                                  $   37,141         $   85,557
      Accounts receivable (net of allowance of $977,000 in 1996 and $815,000 in
         1995)                                                                               1,817,036          2,016,846
      Other accounts receivable                                                                535,225            116,260
      Other current assets                                                                     176,403            102,056
                                                                                            ----------          ---------

      Total current assets                                                                   2,565,805          2,320,719
                                                                                            ----------          ---------

  Property and equipment, at cost:
      Equipment and leasehold improvements                                                   1,316,166          1,292,487
      Less accumulated depreciation and amortization                                          (862,305)          (694,903)
                                                                                            ----------          ---------
         Property and equipment, net                                                           453,861            597,584
                                                                                            ----------          ---------

  Other assets:
     Goodwill (net of accumulated amortization of $384,342 in 1996 and $309,290
         in 1995)                                                                            2,428,463          2,503,515
     Other                                                                                     132,437            144,979
                                                                                            ----------          ---------

     Total other assets                                                                      2,560,900          2,648,494
                                                                                            ----------          ---------

  TOTAL                                                                                     $5,580,566         $5,566,797
                                                                                           ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
     Notes payable and current portion of long-term debt                                     $ 353,023          $ 521,248
     Accounts payable                                                                          778,358            799,888
     Accrued personnel costs                                                                   377,085            326,468
     Accrued expenses and other liabilities                                                    173,038            214,583
                                                                                            ----------          ---------

     Total current liabilities                                                               1,681,504          1,862,187

  Long-term debt                                                                             1,804,550          1,699,360
  Other liabilities                                                                                 -              26,998
                                                                                            ----------          ---------

  Total liabilities                                                                          3,486,054          3,588,545
                                                                                            ----------          ---------

  Commitments and contingencies (Notes 6 and 10))

  Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized; issued and outstanding 1,727,305
     in 1996 and 1995                                                                        1,727,305          1,727,305
     Common stock, $.012 par value, 50,000,000 shares authorized; issued
     16,369,583 in 1996, and 14,702,306 in 1995                                                196,435            176,428
     Additional paid-in capital                                                              8,230,611          7,661,116
     Accumulated deficit                                                                    (7,972,339)        (7,499,097)
                                                                                            ----------          ---------
                                                                                             2,182,012          2,065,752
     Less-treasury stock, 700,000 shares of common stock, at cost                              (87,500)           (87,500)
                                                                                            ----------          ---------
   Total stockholders' equity                                                                2,094,512          1,978,252
                                                                                            ----------          ---------

  TOTAL                                                                                     $5,580,566         $5,566,797
                                                                                            ==========         ==========
-------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
=========================================================================================================================

===============================================================================================================
                                   CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
===============================================================================================================
                                     Consolidated Statements of Operations
                                For the Years Ended December 31, 1996 and 1995
===============================================================================================================
                                                                                  1996                  1995
                                                                              ---------------------------------
Revenue, net                                                                  $ 8,799,431            $8,617,798
                                                                              -----------           -----------
Costs and expenses:
   Operating costs                                                              7,015,664             7,244,196
   Administrative and selling costs                                             1,771,723             1,641,099
   Depreciation and amortization                                                  242,454               230,115
                                                                              -----------           -----------

Total costs and expenses                                                        9,029,841             9,115,410
                                                                              -----------           -----------

Operating loss                                                                   (230,410)             (497,612)

Interest expense                                                                 (298,564)             (183,023)

Other income, net                                                                  86,562               81,780
                                                                              -----------           -----------

Loss before income tax provision                                                 (442,412)             (598,855)

Income tax provision                                                               30,830                10,000
                                                                              -----------           -----------

Net loss                                                                      $  (473,242)          $  (608,855)
                                                                              ===========           ===========

Net loss per share                                                                  $(.04)                $(.05)
                                                                              ===========           ===========

---------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
===============================================================================================================

==================================================================================================================================
                                            CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
==================================================================================================================================
                                         Consolidated Statements of Stockholders' Equity
                                          For the Years Ended December 31, 1996 and 1995
==================================================================================================================================
                                                                                                 Additional
                                             Preferred          Common           Treasury          Paid-In         Accumulated
                                               Stock             Stock            Stock            Capital           Deficit
==================================================================================================================================
Balance, January 1, 1995                    $1,727,305          $159,268        $(87,500)        $7,337,382        $(6,890,242)

Common stock issued                                               17,160                            323,734

Net loss for the year                                                                                                 (608,855)
                                            ----------          --------        --------         ----------        -----------

Balance, December 31, 1995                  $1,727,305          $176,428        $(87,500)        $7,661,116        $(7,499,097)

Common stock issued                                               20,007                            569,495

Net loss for the year                                                                                                 (473,242)
                                            ----------          --------        --------         ----------        -----------

Balance, December 31, 1996                  $1,727,305          $196,435        $(87,500)        $8,230,611        $(7,972,339)
                                            ==========          ========        ========         ==========        ============

----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
==================================================================================================================================

===========================================================================================================
                                 CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
===========================================================================================================
                                   Consolidated Statements of Cash Flows
                              For the Years Ended December 31, 1996 and 1995
===========================================================================================================
                                                                                1996               1995
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

  Net loss                                                                    $(473,242)         $(608,855)

  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation                                                               167,402            156,000
     Amortization of goodwill                                                    75,052             74,115
     Loss on disposal of fixed assets                                                 -              2,500
     Gain on debt restructuring                                                 (89,231)           (31,372)
     Non-cash interest expense                                                   21,434             18,277
     Non-cash expense for 401K contribution                                      53,935             79,500
     Non-cash compensation expenses                                             118,750                  -
    (Increase) decrease in accounts receivable                                 (179,155)           139,319
    (Increase) decrease in other current assets                                 (13,191)          (151,643)
    (Increase) decrease in other assets                                          41,002             93,017
     Increase (decrease) in accounts payable, accrued personnel  costs,
     accrued expenses, and other liabilities                                    168,507            203,504
                                                                            -----------          ---------

  Net cash used for operating activities                                       (108,737)           (25,638)
                                                                            -----------          ---------
Cash Flows From Investing Activities:

  Purchases of equipment                                                        (23,679)          (138,075)
                                                                            -----------          ---------

Cash Flows From Financing Activities:

  Proceeds from issuance of debt                                                340,000            335,000
  Proceeds from issuance of common stock                                         10,000            125,000
  Principal payments on debt                                                   (266,000)          (423,871)
                                                                            -----------          ---------

  Net cash provided by financing activities                                      84,000             36,129
                                                                            -----------          ---------

  Net decrease in cash                                                          (48,416)          (127,584)

  Cash, beginning of year                                                        85,557            213,141
                                                                            -----------          ---------

  Cash, end of year                                                         $    37,141          $  85,557
                                                                            ===========          =========

-----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
===========================================================================================================

Consolidated Health Care Associates, Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995

1.       Summary of Significant Accounting Policies

Consolidated Health Care Associates, Inc. (the Company or CHCA) is a provider of therapeutic rehabilitation services including physical, occupational and speech therapy. Services are provided on a local and regional basis through a network of outpatient clinics, as well as through managed rehabilitation contracts. The Company owns and operates ten clinics, five in Massachusetts, one in Pennsylvania, three in Delaware and one in Florida. The Company also provides managed ancillary health care rehabilitation services through contract staffing, principally in Massachusetts, Pennsylvania, Florida, Delaware and New York.

The following is a summary of significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Consolidated Imaging Systems, Inc., Associated Billing Corporation, PTS Rehab, Inc. and Consolidated Rehabilitation Services, Inc. All significant intercompany transactions and balances have been eliminated.

Revenues and Accounts Receivable

Revenues are recorded when services are provided at the estimated net realizable amounts from patients, third party payors and contracted agreements. Substantially all of the Company's accounts receivable are due from third-party insurance companies or government agencies.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is determined utilizing the straight-line method over the estimated useful lives of equipment, furniture and fixtures, and leasehold improvements as follows:

                    Equipment                          5 - 7 years
                    Furniture and fixtures             5 - 7 years
                    Leasehold improvements                10 years

When property or equipment is retired or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts with any resulting gain or loss reflected in net income. Maintenance and repairs are expensed as incurred.

Goodwill

The excess of the purchase price over the fair value of the net assets of acquired physical therapy clinics has been recorded as goodwill and is being amortized over 27-40 years using the straight-line method. Management believes this amortization period is reasonable for its clinics with profitable operations. When adverse events or changes in circumstances indicate that previously anticipated cash flows warrant reassessment, the Company reviews the recoverability of goodwill by comparing estimated undiscounted future cash flows from clinical activities to the carrying value of goodwill. If such cash flows are less than the carrying value of the goodwill, an impairment loss is measured as the amount by which goodwill exceeds the present value of estimated cash flows using a discount rate commensurate with the risks involved.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (the FASB) issued Financial Accounting Standard No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (FAS 121) in March 1995. FAS 121 requires that long-lived assets and certain indefinite intangible assets be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The entity must estimate the future cash flows expected to result from the use of the asset and its eventual disposition, and to recognize an impairment loss for any differences between the fair value of the asset and the carrying amount of the asset. The Company adopted FAS 121 in 1996. The effect on the Company's financial position or results of operations from adoption of FAS 121 is not material.

The FASB issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123) in October 1995 effective for years beginning after December 15, 1995. FAS 123 was implemented by the Company during 1996. FAS 123, establishes a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. Under provisions of FAS 123, the Company is not required to change its method of accounting for stock based compensation and management has retained its current method of accounting.

The FASB issued Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125) in June of 1996. The effective date of FAS 125 was December 31, 1996, and was to be applied prospectively to transfers and servicing of assets and extinguishment of liabilities occurring after that date. The FASB issued Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FAS 127) in December of 1996. FAS 127 delays the application of FAS 125 until December 31, 1997. The effect on the Company's financial position or results of operations from the adoption of FAS 125 is not expected to be material.

Reclassifications

Certain 1995 amounts have been reclassified to agree with the 1996 presentation.

2.            Accounts Receivable Financing

Substantially all of the Company's accounts receivable are due from third-party insurance companies or government agencies. Beginning in 1995, the Company factors with recourse all of the accounts receivable of Consolidated Rehabilitation Services, Inc. and certain accounts receivable of PTS Rehab, Inc. Subsequent to year end, the Company renegotiated its factoring arrangement to increase the credit line from $1,250,000 to $2,000,000, as set forth in Note 16.

The Company accounts for these factoring arrangements as sales. During the years ended December 31, 1996 and 1995 the Company received $2,938,000 and $1,377210,000 of proceeds from the factoring of accounts receivable, respectively. At December 31, 1996 and 1995, the Company was contingently liable for approximately $1,407,000 and $327,000 of such accounts, respectively. Reserves are included in the allowance for doubtful accounts in the accompanying balance sheet to provide for the estimated uncollectible portion of accounts receivable with recourse. Service fees charged by the factoring agent during 1996 and 1995 totaled $45,000 and $18,700 respectively, and are included as interest expense on the accompanying consolidated statements of operations. At December 31, 1996 and 1995, the Company had transferred accounts receivable in excess of the proceeds it received from its factor of $535,225 and $116,216, respectively, which are reflected as other receivables in the accompanying consolidated balance sheets.

In November 1995, Joel Friedman, then the Chairman and Chief Executive of the Company, and Robert M. Whitty, the President of the Company, jointly and severally guaranteed those accounts receivable of the Company that were pledged to Capital Factors, Inc., a lender to the Company. The amount of the line of credit secured by the Company's accounts receivable is $500,000. In January 1996, additional guarantees were provided by Messrs. Friedman and Whitty in connection with an additional line of credit secured by receivables in the amount of $750,000. Subsequent to Mr. Friedman's resignation on November 1, 1996 as the Company's Chairman and as an officer of the Company, Mr. Friedman's guarantees were released.


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

These trends, which are expected to continue in the foreseeable future, have adversely impacted the Company's profitability in its Pennsylvania, Delaware and Florida clinics. As a consequence, during the fourth quarter of 1994, the Company revised its original projections developed at the time of acquisition to more accurately reflect the effects of these trends. The resulting cash flow projections indicated that the Company would not recover the goodwill attributable to certain of its clinics. Accordingly, the Company recorded an impairment charge of $3,209,439 during the fourth quarter of 1994. The majority of the clinics to which this impairment charge relates were acquired in 1993. Although the patient volumes and, therefore, revenues at these clinics during the first several months of 1994 were lower than anticipated when they were acquired, such shortfalls were initially attributed to adverse weather conditions and other nonrecurring factors and, therefore, were considered to be a temporary phenomenon. In the fourth quarter of 1994 it was determined that there were also factors of a more permanent nature, related primarily to managed health care and competition, to which a portion of these shortfalls at these clinics could be attributed. No such impairment charges were incurred during 1996 or 1995.

Changes in goodwill during 1996 and 1995 are summarized as follows:


===========================================================================
                                               1996                1995
---------------------------------------------------------------------------
Balance, January 1,                         $2,503,515          $2,577,630
Goodwill amortization                          (75,052)            (74,115)
                                            ---------           ----------

Balance, December 31,                       $2,428,463          $2,503,515
                                            ==========          ==========

===========================================================================


4.              Revenue, Net

Revenue is reported net of allowances as follows:

==================================================================================================
                                                                   1996                  1995
==================================================================================================
Revenue                                                         $12,003,250           $11,659,001
Allowances for contractual and other adjustments                 (3,203,819)           (3,041,203)
                                                                -----------           -----------

Revenue, net                                                    $ 8,799,431           $ 8,617,798
                                                                ===========           ===========

=================================================================================================

5. Supplemental Disclosure of Cash Flows and Noncash Investing and Financing Activities

During 1996, the Company issued 419,342 shares of common stock to reduce the outstanding principal of long-term debt by $182,802. Additionally, the Company issued 180,000 shares of common stock, valued at $53,935, to the Company's 401K plan, 210,400 shares of common stock, valued at $65,750 to a vendor in satisfaction of an obligation in the same amount, and 501,778 shares of common stock, valued at $154,812 to noteholders as consideration for certain financing activities on behalf of the Company. In addition, $108,000 of accounts payable were converted to term debt.

During 1995, the Company issued 1,310,000 shares of common stock to reduce the outstanding principal of long-term debt by $345,688. Additionally, the Company issued 120,000 shares of common stock, valued at $79,500, to the Company's 401K plan.


6.   Lease Commitments

The Company leases clinic facilities under several non-cancelable operating leases expiring at various times between 1996 and 2000. Rent expense for these operating leases was $542,600 in 1996 and $543,600 in 1995.

Future minimum payments under non-cancelable facility operating leases for the five years subsequent to December 31, 1996 are:



                                                      Operating
                                                        Leases
================================================================
1997                                                  $505,491
1998                                                   245,948
1999                                                    56,207
2000                                                    30,296
2001                                                    31,825
                                                      --------

Total minimum lease payments                          $869,767
                                                      -------

================================================================

7.       Notes Payable and Long-Term Debt

Notes payable and long-term debt consists of:

                                                                                           1996               1995
                                                                                           ----               ----
Convertible promissory notes (convertible into 292,184 shares of CHCA                    $702,530           $900,858
common stock) with interest rate of 7-10% issued in connection with business acquisitions, payable in monthly installments through 2002

Convertible promissory notes (convertible into 238,474 of CHCA common                     461,251            502,968
stock) with interest rate of 7-10% issued to employees in connection with business acquisitions, payable in monthly installments through 2001

Promissory notes to Renaissance Capital Partners and other stockholders with              340,000                  -
interest at 10%, payable in full in April 1999

Promissory notes issued in connection with business acquisitions, with average            297,262            396,600
interest rate of 7-10%, payable monthly through 2001

Convertible promissory notes (convertible into 160,000 shares of CHCA                     120,000            120,000
common stock) bearing interest of 10%, issued to a Director; principal payable in full September 1998

Non-interest bearing note payable with monthly payments through 1997                       84,750             25,000

Convertible promissory notes (convertible into 80,000 shares of CHCA                       60,000             60,000
common stock) bearing interest of 10% payable monthly; principal payable in full September 1998

Promissory note with interest rate of 12%, payable in monthly installments                 49,781             65,750
through 1999

Promissory notes with average interest rates of  9-11% payable in monthly                  41,999                  -
installments through 1999

Demand notes with interest paid monthly at prime rate plus 4%                                   -             89,432

Non-interest bearing loan payable to officers; paid in January 1996                             -             60,000
                                                                                       ----------         ----------

Total long-term debt                                                                    2,157,573          2,220,608

Less:   current portion of debt                                                          (353,023)          (521,248)
                                                                                       ----------         ----------
Long-term debt                                                                         $1,804,550         $1,699,360
                                                                                       ==========         ==========

Substantially all of the Company's assets are security for the above debt.

At December 31, 1996 and 1995, the Company was in default for non-payment of principal and interest on one or more of its note payable obligations. Subsequently, the Company cured these defaults by renegotiating and extending the payment terms of these obligations, by issuing new convertible promissory notes and by remitting past-due payments of principal and interest.

In January 1996, pursuant to an arbitration agreement, the Company entered into a three-year 12% note payable agreement for $65,750 with a vendor. Additionally, the Company issued $65,750 worth of the Company's common stock to the vendor, based upon the market price of the stock at the time of the agreement.

In February 1996, the Company renegotiated a convertible promissory note and a promissory note, both of which were issued in connection with a business acquisition. Under the renegotiated agreements, the interest rate for these notes was increased to 9.5% and the term of the notes was extended to 2002. In consideration, the Company issued warrants to the note holder to purchase 83,333 shares of the Company's common stock at $0.30 per share. The warrants may be exercised anytime for a period of 3 years. Additionally, the Company issued to the note holder $50,000 worth of the Company's common stock based upon market prices in effect as of the date of the renegotiated agreements.

In April 1996, the Company renegotiated a convertible promissory note held by an employee issued in connection with a business acquisition, which was originally due in 1996. The new renegotiated note was extended for five years with interest-only payments at 10% to be made in 1996 and 1997. In consideration, the Company released the employee from non-compete agreements and issued $30,000 worth of the Company's common stock based upon market prices in effect as of the date of the agreement.

In April 1996, the Company executed a promissory note in favor of Renaissance in connection with a $500,000 line of credit. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the line of credit at the rate of 10% per annum, computed in arrears, with the entire principal balance plus any unpaid interest due in full on April 17, 1999. As of December 31, 1996, $340,000 had been advanced to the Company under these arrangements. Of this amount, $265,000 was loaned by Renaissance, and the balance by the following persons participating in the loan: Alan Mantell,
$15,000; Joel Friedman, $15,000; Goodhue Smith, a member of the Board of Directors, $20,000; and Duncan-Smith Co., an entity affiliated with Mr. Smith, $25,000. In September and December 1996, the Company issued to Renaissance and the other participants in the Renaissance credit line shares of common stock in consideration of their loans to the Company, as follows: Renaissance, 159,000 shares; Mr. Mantell, 9,000 shares; Mr. Friedman, 9,000 shares; Mr. Smith, 12,000 shares; and Duncan-Smith Co., 15,000 shares.

In July 1996, the holder of a convertible promissory note issued in connection with a business acquisition converted the note and certain accounts payable due the note holder to common stock. The note, which had an outstanding balance of $182,305 and the accounts payable in the amount of $6,399 were converted into 419,342 shares of common stock at a price of $.45 per share.

In December 1996, the Company determined that a demand note payable, which it had assumed in connection with a previous business acquisition in 1991, the outstanding balance of which was $89,231 would not have to be repaid. This loan was originally payable to a bank that is now defunct, the assets of which were taken over by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC sold the loan to a third party which subsequently determined the loan to be uncollectible. The third party returned the then deemed uncollectible loan to the FDIC in April 1995. The Company has not made any principal or interest payments on the loan since 1991 and has not been contacted by the FDIC regarding repayment of the loan since that time. Management has no plans to repay the loan and believes that it is unlikely that the FDIC will demand repayment. Accordingly, the Company wrote-off the remaining balance under the loan of $89,231, which has been reflected as other income in the accompanying consolidated statement of operations for the year ended December 31, 1996.

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

Aggregate annual long-term debt maturities for the next five years are:


          =============================================================
          Year Ending December 31,

          1997                                                 $353,023

          1998                                                 $410,719

          1999                                                 $569,982

          2000                                                 $241,002

          2001                                                 $283,075

          2002 and thereafter                                  $299,772
                                                             ----------

          Total                                              $2,157,573
                                                             ==========

          =============================================================


8.       Stockholders' Equity

Preferred Stock and Common Stock

At December 31, 1996 and 1995, the Company had outstanding shares of preferred and common stock as follows:

                                        Preferred    Preferred        Common
                                         Series A     Series B         Stock

Balance, January 1, 1995                1,227,305      500,000      13,272,306

Number of shares issued for
    Reduction of debt                           0            0       1,310,000
    Contribution to 401(k) plan                 0            0         120,000
                                        ---------     --------      ----------
Total of shares issued                          0            0       1,430,306
                                        ---------     --------      ----------

Balance, December 31, 1995              1,227,305      500,000      14,702,306
                                        ---------     --------      ----------

Number of shares issued for
    Reduction of debt                           0            0       1,187,277
    Contribution to 401(k) plan                 0            0         180,000
    Directors' compensation                     0            0         300,000
                                        ---------     --------      ----------
Total of shares issued                          0            0       1,667,277
                                        ---------     --------      ----------

Balance, December 31, 1996              1,227,305      500,000      16,369,583
                                        =========      =======      ==========

In connection with the exchange of convertible debt as of June 30,1994, the Company issued 1,227,305 shares of Series A preferred stock. Additionally, on October 24, 1994 the Company issued 500,000 shares of Series B preferred stock. The holders of the preferred stock have the right to convert such stock into Company common stock at a conversion price of $.75 per share (1.333 shares of common stock for each share of Series A) and $.33 per share (3.0 shares of common stock for each share of Series B) for Series A and Series B, respectively. The preferred stock requires cumulative dividends at the rate of 6% per annum. Cumulative dividends in arrears totaled $259,096 and $155,458 at December 31, 1996 and 1995, respectively. No dividends were declared in 1996 or 1995; therefore, cumulative dividends in arrears are not recorded in the accompanying consolidated balance sheets. In the event the Company raises in excess of $1.5 million additional equity at a per share price in excess of $.75, the holders of Series A and B preferred stock are required to convert their preferred stock into common stock.

Options

The Company has stock options outstanding to participants under the 1994 Stock Option Plan (the 1994 Plan) approved by stockholders on June 20, 1995, effective November 3, 1994. The 1994 Plan provides the Company the ability to grant options to purchase an aggregate of 3,000,000 shares of common stock. Types of grants under the 1994 Plan include non-statutory stock options, incentive (performance) stock options and restricted stock awards. Options granted under the Plan will be exercisable as determined by the Options Committee of the Board of Directors (the Committee). The Committee may prescribe the options granted become exercisable in installments or provide that an option may be exercisable in full immediately upon the date of the grant.

     At the end of 1994 the Company granted 1,800,000 options to its officers and directors to acquire the Company's stock at $.97 per share, the fair market value at the date of grant. At the time of the grant, 600,000 were immediately vested with 1,000,000 of the balance to be vested only upon the achievement of certain future performance goals and 200,000 options ratably vested over the next four years. During 1995, 666,667 of these options expired due to the non-achievement of certain goals and the termination of an officer.
Additionally, 50,000 options became vested in 1995 in accordance with the vesting schedule. The Company also has stock options outstanding under the 1989 Stock Incentive Plan ( the Plan). The Company grants awards of common stock to those persons determined by the Board of Directors to be key employees who are responsible for the management and growth of the Company. The size of the award is generally determined on the basis of the level of responsibility of the employee. Types of awards include non-statutory stock options, incentive options (qualifying under Section 422A of the Internal Revenue Code of 1986) and restricted stock awards. Options generally expire ten years from the grant date and unless otherwise provided, are exercisable on a cumulative basis with respect to 20% of the optioned shares on each of the five anniversaries after the grant date. Restrictions on restricted stock awards generally lapse with respect to 20% of the shares subject to the award after the expiration of each year following the grant date and the portions of such awards for which restrictions have not lapsed are subject to forfeiture upon termination of employment. The Company may grant options to purchase an aggregate of 500,000 shares of common stock under the Plan, 380,000 of which are currently available for grant. No stock options or other awards under the Plan were granted during 1996.

The Company also has other option awards. Of these, due to the termination of an officer, 204,584 options issued to the officer prior to 1994, were canceled during 1995.

Stock option transactions during 1996 and 1995 were as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                      1989 Stock       Weighted       1994 Stock         Weighted        Other         Weighted
                                      Option Plan      Average        Option Plan        Average         Option         Average
                                                       Exercise                          Exercise        Plans         Exercise
                                                       Price                             Price                            Price
-------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995                 120,000           $1.31        1,800,000           $0.97        668,084           $0.48
-------------------------------------------------------------------------------------------------------------------------------
     Granted                                  0                                0                              0
-------------------------------------------------------------------------------------------------------------------------------
     Expired                                  0                         (416,667)          $0.97              0
-------------------------------------------------------------------------------------------------------------------------------
     Canceled                          (100,000)          $1.31         (250,000)          $0.97       (104,584)          $0.45
-------------------------------------------------------------------------------------------------------------------------------
     Exercised                                0                                0                              0
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                20,000           $1.31        1,133,333           $0.97        563,500           $0.49
-------------------------------------------------------------------------------------------------------------------------------
     Granted                                  0                        2,357,000           $0.38        333,333           $0.36
-------------------------------------------------------------------------------------------------------------------------------
     Expired                                  0                       (1,000,000)          $0.38       (563,500)
-------------------------------------------------------------------------------------------------------------------------------
     Canceled                                 0                         (933,333)          $0.97       (250,000)          $0.45
-------------------------------------------------------------------------------------------------------------------------------
     Exercised                                0                          (35,714)          $0.28              0
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                20,000           $1.31        1,521,286           $0.45         83,333           $0.30
                                      =========                        =========                     ==========
-------------------------------------------------------------------------------------------------------------------------------

In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards. However, the majority of all options can be forfeited based upon the discretion of the Board of Directors, if in their opinion expectations have not been met, which currently the Board of Directors has not defined. Therefore there is no material pro forma effect that would be disclosed. Additionally, the weighted average recurring contractual lives of the options cannot be determined.

Warrants

Warrants were issued in conjunction with various placements of stock and refinancing of debt. A summary of warrants outstanding is as follows:

                                                   1996           1995
                                                   ----           ----

Balance outstanding, January 1,                  881,000         581,000

         Issued                                        0         300,000

         Expired                                 431,000               0
                                                 -------         -------

Balance outstanding, December 31,                450,000         881,000
                                                 =======         =======

Exercise price range for warrants             $0.75 - $2.08    $0.75 - $2.08


9.       Net Loss Per Share

Net loss per share is computed by dividing the net loss for the year, adjusted for undeclared cumulative preferred dividends, by the weighted average number of common shares issued during each year. The number of shares used in the computation for the years ended December 31, 1996 and 1995 is 15,834,220 and 13,771,855 respectively.

10.      Litigation

There are actions pending against the Company arising out of the normal conduct of business. In the opinion of management the amounts, if any, which may be awarded as a result of these claims would not have a significant impact on the Company's consolidated financial position and results of operations.

11.      Related Parties

During 1996, the Company retained the services of a management consultant company which is affiliated with a current director of the Company. The Company incurred approximately $20,520 in consulting fees in connection with the services rendered by this company, the entire amount of which is included in accounts payable in the accompanying consolidated balance sheet as of December 31, 1996. During 1995, the Company retained legal services from the law firm of a former director of the Company, for which it was paid $32,937.

As set forth in Note 7, during 1996 the Company was advanced $340,000 under an arrangement with Renaissance, a major stockholder of the Company. Interest expense related to this loan was $10,600 for 1996.

The Company rents rehabilitation clinics from an employee. Total rental expense of $133,520 was paid by the Company in 1996 and 1995.

12.      Employee Costs and Benefit Plan

Effective March 1,1992, the Company adopted the 401(k) Savings Plan (the Plan) of its subsidiary company, PTS Rehab, Inc., for all eligible employees of the Company and its subsidiaries. Under the provisions of the Plan, the Company matches 100% of the first 3% of employee contributions. All employees who have reached 21 years of age and have completed one year of service with a minimum of 1,000 hours worked per year are eligible to participate in the Plan. The Company's expense in 1996 and 1995 related to the plan was $50,100 and $79,500, respectively. During 1996 and 1995 the Company issued 180,000 and 120,000 shares of common stock to the Plan reflecting the Company's matching contribution for employee's contributions during 1995 and 1994, respectively.

13.      Accrued Expenses and Other Liabilities

Components of accrued expenses and other liabilities are as follows:

                                             1996                  1995
                                             ----                  ----
Accrued expenses                           $129,038              $214,583
Accrued corporate taxes                      44,000                     -
                                           --------              --------
Total                                      $173,038              $215,583
                                           ========              ========


14.      Income Taxes and Deferred Income Taxes

The provision for income taxes on income from continuing operations in 1996 and 1995 is comprised of minimum taxes due to various states in which the Company operates. The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                            1996                  1995
                                            ----                  ----
Deferred tax assets:
  Net operating loss carry forwards      $1,108,000              $809,000
  Goodwill                                1,231,000             1,249,000
  Provision for doubtful accounts           391,000               326,000
  Other (investment tax credits)              4,000                 4,000
                                         ----------             ---------
                                          2,734,000             2,388,000
                                         ----------             ---------


Deferred tax liabilities:
    Fixed assets                            (80,000)              (81,000)
    Cash to accrual Section 481A
      Adjustment                            (60,000)              (89,000)
                                         ----------            ----------
                                           (140,000)             (170,000)
                                         ----------            ----------
                                          2,594,000             2,218,000
  Valuation allowance                    (2,594,000)           (2,218,000)
                                         ----------            ----------

  Net deferred tax asset                 $        -            $        -
                                         ==========            ==========

A valuation allowance must be established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is required since it is not certain that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. During the year ended December 31, 1996, the valuation allowance increased by $376,000 which included a decrease in the beginning-of-the-year valuation allowance caused by a change in circumstances that caused a change in judgment about the realizability of deferred tax assets of $517,000. During the year ended December 31, 1995, the valuation allowance increased by $100,000.

At December 31, 1996, the Company has Federal net operating loss carry forwards available to reduce future taxable income of approximately $2,770,000. This carry forward expires in varying amounts from approximately 1999 through 2011. It is the Company's understanding that a substantial change in ownership occurred during 1994 as defined under Section 382 of the Internal Revenue Code. In general, a substantial change in ownership may significantly limit the future utilization of tax loss carry forwards incurred prior to an ownership change. As of December 31, 1996, approximately $451,000 of the Company's net operating loss carry forward continues to be limited under Section 382. This limitation, itself, will expire during 1997. Accordingly, for tax year 1997, all of the Company's net operating loss carry forwards should be available to reduce future income.

15.      Liquidity

The Company has suffered recurring losses in each of the past four years, including a net loss of $473,242 and $608,855 for the years ended December 31, 1996 and 1995, respectively. The Company also has an accumulated deficit of $7,972,339 as of December 31, 1996. As a result, during both 1996 and 1995, the Company was unable to make certain scheduled principal and interest payments to note holders and was required to negotiate extended payment terms in certain cases and issue convertible promissory notes in exchange for short-term notes in other cases. In addition, the Company is dependent upon its factoring arrangements pursuant to which it assigned a substantial portion of its accounts receivable to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

However, as described in Note 16, subsequent to December 31, 1996 the Company successfully negotiated a new agreement with its accounts receivable factor under which the maximum borrowing were increased from $1,250,000 to $2,000,000. The Company also sold three of its four Pennsylvania clinics for $900,000 in cash, $150,000 in notes receivable, and the assumption of approximately $230,000 in associated liabilities. Management intends to use the proceeds of the sale of these clinics to reduce its outstanding debt and for continued operating needs.

The  accompanying   consolidated   financial   statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.

16.      Subsequent Events

In January 1997, the Company executed a new agreement with its accounts receivable factor. The new agreement increases the maximum borrowing from $1,250,000 to $2,000,000.

In February 1997, the Company sold three of its four Pennsylvania clinics for $900,000 in cash and $150,000 in notes receivable. The purchaser also assumed approximately $230,000 in liabilities. Approximately 22% of the Company's total 1996 revenues were attributable to these clinics. The proceeds from the sale of these clinics are intended to be used to reduce the Company's outstanding debt and to fund current operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Consolidated Health Care Associates, Inc.


Date: March 31, 1997           /s/ Robert M. Whitty
                               ------------------------------------------
                               ROBERT M. WHITTY
                               President

Date: March 31, 1997           /s/ Raymond L. LeBlanc
                               ------------------------------------------
                               RAYMOND L. LEBLANC
                               Treasurer, Secretary, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 1997           /s/ James W. Kenney
                               ------------------------------------------
                               JAMES W. KENNEY
                               Director

Date: March 31, 1997           /s/ Joel Friedman
                               ------------------------------------------
                               JOEL FRIEDMAN
                               Director

Date: March 31, 1997           /s/ Robert M. Whitty
                               ------------------------------------------
                               ROBERT M. WHITTY
                               Director

Date: March 31, 1997           /s/ Paul Frankel
                               ------------------------------------------
                               PAUL FRANKEL
                               Director

Date: March   , 1997           /s/ Goodhue W. Smith III
                               ------------------------------------------
                               GOODHUE W. SMITH III
                               Director

Date: March   , 1997           /s/ Sidney Dworkin
                               ------------------------------------------
                               SIDNEY DWORKIN
                               Director