Form 10QSB
period 1997-03-31
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-05-14
CIK 752346

================================================================================
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For quarter ended March 31, 1997

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

Yes __X__   No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 1997.

                   Common Stock, $.012 Par Value -- 15,759,583

================================================================================

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION                                        PAGE NUMBER

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 1997 and                     3
  December 31, 1996

Condensed Consolidated Statements of Operations --                             4
  Three months ended March 31,1997 and 1996

Condensed Consolidated Statements of Cash Flows --                             5
  Three months ended March 31,1997 and 1996

Notes to Condensed Consolidated Financial Statements --                        6
  March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition         7-10

        and Results of Operations


PART II. OTHER INFORMATION                                                    11

Item 1. Legal Proceedings

Item 2. Changes In Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other information

Item 6. Exhibits and Reports on Form 8-K

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
================================================================================
                      Condensed Consolidated Balance Sheets
================================================================================


                                                                                                      (unaudited)

ASSETS:                                                                                                 03/31/97           12/31/96
-------                                                                                                 --------           --------
  Current assets:
      Cash                                                                                           $   404,499        $    37,141
      Accounts receivable (net of allowance for doubtful accounts of $934,000 in
      1997 and $977,000 in 1996)                                                                       1,736,980          1,817,036
      Other account receivables                                                                          550,893            535,225
      Other current assets                                                                               200,680            176,403
                                                                                                     -----------        -----------

      Total current assets                                                                             2,893,052          2,565,805
                                                                                                     -----------        -----------

  Property and equipment, at cost:
      Equipment                                                                                        1,191,333          1,316,166
      Less accumulated depreciation and amortization                                                    (800,184)          (862,305)
                                                                                                     -----------        -----------

      Property and equipment, net                                                                        391,149            453,861
                                                                                                     -----------        -----------

  Other assets:
      Goodwill (net of accumulated amortization of $404,000 in 1997 and $385,000
      in 1996)                                                                                         2,409,560          2,428,463
      Other                                                                                              275,339            132,437
                                                                                                     -----------        -----------

      Total other assets                                                                               2,684,899          2,560,900
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,969,100        $ 5,580,566
                                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
     Notes payable and current portion long-term debt                                                $   577,571        $   353,023
     Accounts payable                                                                                    819,715            778,358
     Accrued personnel costs                                                                             410,043            377,085
     Accrued expenses and other liabilities                                                               98,533            173,038
                                                                                                     -----------        -----------

     Total current liabilities                                                                         1,905,862          1,681,504
                                                                                                     -----------        -----------

  Long-term debt                                                                                       1,148,140          1,804,550
  Other liabilities                                                                                         -                 -
                                                                                                     -----------        -----------

  Total liabilities                                                                                    3,054,002          3,486,054
                                                                                                     -----------        -----------

  Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1997 and
     1996                                                                                              1,727,305          1,727,305
     Common stock, $.012 par value, 50,000,000 shares authorized; issued
     16,459,583 in 1997 and 16,369,583 in 1996                                                           197,515            196,435
     Additional paid-in capital                                                                        8,263,280          8,230,611
     Accumulated deficit                                                                              (7,185,502)        (7,972,339)
                                                                                                     -----------        -----------
                                                                                                       3,002,598          2,182,012
     Less-treasury stock, 700,000 shares, at cost                                                        (87,500)           (87,500)
                                                                                                     -----------        -----------
     Total stockholders' equity                                                                        2,915,098          2,094,512
                                                                                                     -----------        -----------

  TOTAL                                                                                              $ 5,969,100        $ 5,580,566
                                                                                                     ===========        ===========

  See notes to Condensed Consolidated Financial Statements.
===============================================================================

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
================================================================================

                 Unaudited Consolidated Statement of Operations
================================================================================

                                                                                                    Three Months Ended
                                                                                                         March 31,
====================================================================================================================================


                                                                                              1997                          1996
                                                                                              ----                          ----
                                                                                ----------------------------------------------------
Revenue, net                                                                             $  2,505,743                  $  2,363,133
                                                                                         ------------                  ------------

Cost and expenses:

   Operating costs                                                                          1,833,274                     1,735,951
   Administrative and selling costs                                                           602,443                       399,688
   Depreciation and amortization                                                               52,709                        57,803
                                                                                         ------------                  ------------

Total operating costs                                                                       2,488,426                     2,193,442
                                                                                         ------------                  ------------

Operating income                                                                               17,317                       169,691

Interest expense, net                                                                          60,450                        53,883
Other expense/(income)                                                                        (27,959)                        1,606
                                                                                         ------------                  ------------
                                                                                               32,491                        55,489
                                                                                         ------------                  ------------

Income/(loss) before income taxes                                                             (15,174)                      114,202

Gain/(loss) on sale of clinics                                                                802,724                             0
Income tax provision                                                                             (713)                       (2,500)
                                                                                         ------------                  ------------

Net income                                                                               $    786,837                  $    111,702
                                                                                         ============                  ============


Net income per share:                                                                    $       0.05                  $       0.01
                                                                                         ============                  ============



Average shares outstanding                                                                 15,437,208                    14,419,125



--------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
================================================================================

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
================================================================================
      Unaudited Consolidated Statements of Cash Flows for the three months
                          Ended March 31,1997 and 1996

================================================================================

                                                                                                          1997                1996
                                                                                                          ----                ----
Cash Flows From Operating Activities:

 Net income                                                                                             $ 786,837         $ 111,702

 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                                                             52,709            57,803
 Non-cash expenses                                                                                          5,375             4,500
 Gain on sale of clinics                                                                                 (802,724)                0
 Decrease (increase) in accounts receivable                                                              (615,128)          100,903
 Decrease (increase) in other current assets                                                              (15,668)         (112,970)
 Decrease (increase) in other assets and deferred costs                                                   (30,782)          (98,358)
 Increase (decrease) in accounts payable and accrued expenses                                             269,430            84,517
                                                                                                        ---------         ---------

 Net cash provided by (used in) operating activities                                                     (349,951)          148,097
                                                                                                        ---------         ---------

Cash Flows From Investing Activities:

 Proceeds from sale of clinics                                                                            884,364                 0
 Purchases of equipment                                                                                    (6,388)           (3,598)
                                                                                                        ---------         ---------

 Net cash provided by (used in) investing activities                                                      877,976            (3,598)
                                                                                                        ---------         ---------
Cash Flows From Financing Activities:

 Proceeds from issuance of debt                                                                           150,000                 0
 Proceeds from exercise of stock options                                                                        0                 0
 Principal payments on debt and lease obligations                                                        (310,667)         (106,843)
                                                                                                        ---------         ---------

 Net cash provided used in  financing activities                                                         (160,667)         (106,843)
                                                                                                        ---------         ---------

 Net increase in cash                                                                                     367,358            37,656
 Cash, beginning of period                                                                                 37,141            85,557
                                                                                                        ---------         ---------

 Cash, end of period                                                                                    $ 404,499         $ 123,213
                                                                                                        =========         =========


================================================================================
See notes to Condensed Consolidate Financial Statements.
================================================================================

          Footnote: The Company issued 90,000 shares of common stock in conjunction with proceeds from the issuance of debt.

                    The Company satisfied approximately $462,000 of note payables incurred in connection with business acquisitions through the assignment of accounts receivables related to those businesses.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

PART I. FINANCIAL INFORMATION

Item 2. Management's discussion and analysis of financial condition and results of operations

General

     Consolidated Health Care Associates, Inc. "the Company", provides ancillary health care and outpatient rehabilitation services through a network of outpatient clinics principally in the Northeast and Mid-Atlantic regions. The Company owns and operates nine clinics under the name PTS Rehab, Inc.("PTS") of which five are in Massachusetts, one is in Pennsylvania, and three are in Delaware. The Company also provides managed ancillary health care rehabilitation services through contract staffing under the name Consolidated Rehabilitation Services, Inc ("CRS"), principally in Massachusetts, Pennsylvania, Florida, Delaware and New York.

     In 1996, the Company began development of a program of Managed Rehabilitation Services ( "MRS"), pursuant to which the Company would furnish contract development, staffing, administrative, payroll, billing, collection and management services to local, independently owned community based clinics, nursing homes and home health agencies. The MRS system provides for the ability to deliver contractual ancillary health care and rehabilitation services through the community based locations that in turn, would coordinate the actual services. The Company expects that over time the MRS business will become the substantial focus of the Company's operations.

Results of operations

     Net revenues increased to $2,505,743 for the three months ended March 31, 1997 from $2,363,133 for the same three month period ended March 31, 1996, an increase of $142,610 or 6%. Increased net revenues for the Company were achieved despite a decline in PTS outpatient net revenues of $380,954 resulting primarily from fewer Company owned clinics in operation during the three month period ended March 31, 1997 as compared to the same three month period during 1996. In February 1997, the Company's PTS division sold three of its clinics ("the Disposition") in Pennsylvania and in March 1997, returned one clinic in Florida to its Former Owner. The Company also had two fewer clinics in operations as compared to the same period during 1996 resulting from the closing of one non-performing clinic in Florida and the merging of two clinics in Massachusetts into one location. Additionally, lower PTS net revenues during the first quarter of 1997 are attributable to higher accruals for contractual allowances as compared to reserves for contractual allowances recorded during the same period in 1996. In the third quarter of 1996, the Company performed a review of its reserves for contractual allowances and determined that higher accruals were required. Higher accruals of approximately $152,000 are reflected in the first quarter of 1997 and as a result cost are not comparable to those accruals recorded during the same period in 1996.

     Gross revenues of the Company's remaining nine clinics declined by $61,898 during the three month period ended March 31,1997 as compared to the same period during 1996 primarily as a result of a temporary shortage of physical therapy staffing experienced in the Company's Delaware clinics. Total out-patient clinic visits for the period ended March 31, 1997 remained at a comparable level of patient visits experienced during the same period of time in 1996.

     Net revenues of the Company's Consolidated Rehabilitation Services division ("CRS") increased to $1,030,782 for the quarter ended March 31, 1997 as compared to $520,361 for the same period of time during 1996, an increase of $510,421 or 98%. Increased CRS net revenues resulted from the Company's continued diversification of services, to now include Nursing Home Management, as well as the continued integration of contract services within the Company's nine remaining out-patient clinics.

     Operating costs represented 73.2% and 73.4% of revenue during the three months ended March 31, 1997 and March 31, 1996 respectively. The $97,323 increase in operating costs during the three months ended March 31, 1997 as compared to the same period in 1996 was principally due to higher salaries and benefit cost associated with the Company's new Nursing Home Management contracts, and to a lesser extent, additional labor and fringe cost associated with the start-up of the Company's new Managed Rehabilitation Service Division. The continued integration of the Company's contract service division in the Company's out-patient clinics continues to lower fixed overhead costs and as a result the Company has achieved lower recruiting, travel and housing costs by replacing subcontracted physical therapy labor cost with internal staff physical therapists.

     Administrative and selling costs constituted 24.0% and 16.9% of net revenue during the quarter and three months ended March 31, 1997 as compared for the same periods of 1996. The increase reflects $202,755 in higher administrative and selling costs for three months ended March 31,1997 as compared to the three months ended March 31, 1996. A significant portion of the increase relates to higher accruals for accounting, legal, consulting and financing costs, and to a lesser extent, start-up cost associated with the Company's MRS division. There were no comparable accruals during the first quarter of 1996, however the Company did record a significant accounting and legal charge in the third quarter of 1996.

     Depreciation and amortization decreased by $5,094 during the three months ended March 31, 1997 as compared to the same periods of 1996. The decrease is attributable to lower depreciation expenses resulting from the sale of certain fixed assets in February and March 1997.

     Interest expense increased by $6,567 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is primarily the result of the Company's increased use of its factoring arrangement to support its operations, interest expense accrued on term debt, and to a lesser extent lower interest expense resulting from the use of proceeds from the Disposition to retire certain current and long-term debt.

     Other income increased by $29,565 for the three months ended March 31, 1997 as compared to the same three months in 1996, primarily as a result of the successful negotiations to lower liabilities of certain outstanding accounts payable debt.

     On February 28, 1997, the Company completed the sale of three of its four Pennsylvania clinics for a purchase price of $1,050,000 in cash and a note, subject to adjustment. The clinics include those located in Millersburg, PA, Mechanicsburg, PA and Shermansdale, PA. The Company had purchased these clinics from "the Buyer" in 1993. The cash portion of the transaction was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,636. The Buyer also assumed up to $230,000 in associated liabilities. Additionally, in January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000, by assigning and without guarantee as to the amount of the collectability to the note holder $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. The clinics sold accounted for approximately 22% of the Company's total revenues for the year ended December 31, 1996. The Company is utilizing the proceeds from the Disposition to pay down debt and for other general corporate purposes.

     In March 1997, the Company returned one non-performing clinic in Florida to its "Former Owner". The Company assigned approximately $64,000 of net trade receivables, approximately $4,000 of prepaid assets and approximately $6,000 of net fixed assets related to the returned clinic to the Former Owner. In conjunction with the return of the clinic, the Former Owner agreed to forgive the balance of a Company note held in the amount of $48,000, forfeit accrued earned time benefits in the approximate amount of $10,000, and assumed certain accounts payable in the approximate amount of $13,000. The returned clinic accounted for approximately 4.7% of the Company's total net revenues for the year ended December 31, 1996. The sale of the Pennsylvania clinics and the return of the Florida clinic resulted in a net gain on sale of assets for the period ending March 31, 1997 of $802,724.

     The Company elected to sell the Pennsylvania clinics and return the Florida clinic after determining that current and projected future cash flows of these operations did not and would not satisfy operating and debt service requirements. No future consolidations of clinics are planned at this time, however, no assurances can be given that consolidations will not occur in the future if a particular clinic is not operating at a satisfactory level.

     The Company's tax provision is substantially the result of state income tax accruals.

     As a result of the above factors, the Company earned net income of $786,836 for the three months of 1997 as compared to a net income of $111,702 for the same period of 1996.


Liquidity and Capital Resources

     The Company's liquidity, as measured by its cash increased by $367,358 in the first three months of 1997. The increase in cash is primarily the result of the sale of the Pennsylvania clinics and additional proceeds received from the issuance of new term debt. To a lesser extent, additional cash resulted from an increase in factored accounts receivable.

     Net accounts receivable were $1,736,980 at March 31, 1997 compared to $1,817,036 at December 31, 1996, a decrease of $80,056. In January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000 by assignment to the note holder of $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. Subsequently, included in the February 1997 Pennsylvania Disposition were approximately $230,000 of remaining net accounts receivables related to the clinics included in the disposition. In the March 1997 return of the Florida clinic to its Former Owner, net accounts receivable returned were approximately $65,000. Net accounts receivables further decreased through additional reserves for contractual allowances of approximately $41,000. The decreases were offset by increased accounts receivables of approximately $615,000 generated primarily in the CRS division.

     Accounts payable, accrued payroll, taxes and benefits, and accrued other decreased by $190 in the first three months of 1997 as compared to the balances at December 31, 1996. The decrease includes the combined assumption of approximately $269,000 of accounts payable and accrued payroll and related benefit costs by the Buyer of the Pennsylvania clinics and by the Former Owner of the Florida clinic, offset by increased accounts payable resulting from higher operating cost associated with the increase in CRS revenues and to a lesser extent, increased accounts payable for legal and accounting cost related to the filing of the Company's Registration Statement on Form SB-2 in February 1997 and the filing of the Company's Annual Report on Form 10-KSB filed in March 1997.

     Cash provided by investing activities for the three months ended March 31, 1997 was $877,976, which consisted of net proceeds provided by the sale of clinics of $884,364 less cash used for the purchases of equipment of $6,388. The cash portion of the Pennsylvania disposition was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,636.

     Financing activities in the first three months of 1997 used cash of $160,667. Proceeds from the issuance of debt were $150,000 and payments of $310,667 were made on long-term debt. Due to the shortfalls in working capital as discussed above, the Company discontinued scheduled principal and interest payments on several of its note payable obligations during 1996. During 1997, in conjunction with the assignment of accounts receivables and the utilization of proceeds from the Dispositions, the Company cured certain defaults in principal and interest payments by remitting past-due amounts.

     At March 31, 1997 and December 31, 1996, the Company had outstanding approximately $1,725,771 and $2,158,000 in notes payable and long-term debt, respectively. At December 31, 1996 of such amount, approximately $462,000 related to clinics included in the February Disposition and March 1997 clinic returned to the Former Owner. During the three months ended March 31, 1997 by assignment of accounts receivable from the Company to the note holders, the remaining balance of these notes were satisfied. Net term debt remaining increased during the three months ended March 31, 1997 primarily as a result of the issuance of new term debt of $150,000 offset by payments of term debt of $120,195.

     Stockholders' equity increased $820,586 during the first three months of 1997 due to the issuance of common stock ($33,749) and net income ($786,837).

     In January 1997, the Company negotiated a $150,000 promissory note with Davstar II Managed Investments Corporation N.V. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the promissory note at a rate of 10% per annum, computed in arrears, with the entire principal balance plus any unpaid interest due in full in May 1997. In consideration of the promissory note, the note holder was issued 90,000 shares of the Company's common stock at $.375 per share. In early April 1997, the Company subsequently satisfied in full, the outstanding principal and interest balance under this promissory note.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
            None

Item 2. Changes In Securities
            None

Item 3. Defaults upon Senior Securities
            None

Item 4. Submission of Matters to a Vote of Security Holders
            None

Item 5. Other Information

     In January 1997, the Company announced that Robert M. Whitty, the Company's President, was elected a member of the Company's Board of Directors. Mr. Whitty replaced Mr. Alan M. Mantell, the Company's former Chief Operating Officer who resigned from the Company in November 1996.

Item 6. Exhibits and Reports on Form 8-K
           (a) Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K have been filed for the quarter for which this report is being filed.

     A report on Form 8-K, dated January 27, 1997 was filed with the Securities and Exchange Commission announcing the appointment of Federman, Lally & Remis LLC as the Company's new Independent Certifying Accountants. A report on Form 8-K, dated March 14, 1997 was filed with the Securities and Exchange Commission announcing the Company's the sale of clinics located in the State of Pennsylvania.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CONSOLIDATED HEALTH CARE
                                            ASSOCIATES, INC.



Dated: May 14, 1997                         By:_________________________________
                                               Robert M. Whitty
                                               President

Dated: May 14, 1997                         By:_________________________________
                                               Raymond L. LeBlanc
                                               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CONSOLIDATED HEALTH CARE
                                            ASSOCIATES, INC.



Dated: May 14, 1997                         By:/s/ R. Michael Whitty
                                               ---------------------------------
                                               Robert M. Whitty
                                               President

Dated: May 14, 1997                         By:/s/ Raymond L. LeBlanc
                                               ---------------------------------
                                               Raymond L. LeBlanc
                                               Chief Financial Officer