Form 10QSB
period 1997-06-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-08-14
CIK 752346

--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For quarter ended June 30, 1997

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

Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of June 30, 1997.

                   Common Stock, $.012 Par Value -- 15,759,583


--------------------------------------------------------------------------------

                                      INDEX

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

PAGE #       PART I.   FINANCIAL INFORMATION
------       -------------------------------

             Item 1.          Financial Statements (Unaudited)
             -------

         3 Condensed Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996

         4 Condensed Consolidated Statements of Operations -- Three months and Six months ended June 30, 1997 and 1996

         5 Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1997 and 1996

         6   Notes to Condensed Consolidated Financial Statements -- June 30,
             1997

      7-11   Item 2.      Management's Discussion and Analysis of Financial
             ------       Condition and Results of Operations


             PART II.   OTHER INFORMATION
             ----------------------------

   12 - 13   Item 1.      Legal Proceedings
             Item 2.      Changes In Securities
             Item 3.      Defaults upon Senior Securities
             Item 4.      Submission of Matters to a Vote of Security Holders
             Item 5.      Other Information
             Item 6.      Exhibits and Reports on Form 8-K


        14   SIGNATURES
             ----------


                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
===================================================================================================================================
                                                Condensed Consolidated Balance Sheets
===================================================================================================================================
                                                                                                 (unaudited)
ASSETS:                                                                                            06/30/97            12/31/96
-------                                                                                            --------            --------
  Current assets:
      Cash                                                                                               $79,837            $37,141
      Accounts receivable (net of allowance for doubtful accounts of $721,000 in
      1997 and $977,000 in 1996)                                                                       1,450,613          1,817,036
      Other account receivables                                                                          765,400            535,225
      Other current assets                                                                                97,968            176,403
                                                                                                     -----------        -----------
      Total current assets                                                                             2,393,818          2,565,805
                                                                                                     -----------        -----------
  Property and equipment, at cost:
      Equipment                                                                                        1,191,167          1,316,166
      Less accumulated depreciation and amortization                                                    (832,213)          (862,305)
                                                                                                    -----------        -----------
      Property and equipment, net                                                                        358,954            453,861
                                                                                                     -----------        -----------
  Other assets:
      Goodwill (net of accumulated amortization of $423,000 in 1997 and $385,000
      in 1996)                                                                                         2,390,657          2,428,463
      Other                                                                                              373,513            132,437
                                                                                                     -----------        -----------
      Total other assets                                                                               2,764,170          2,560,900
                                                                                                     -----------        -----------
  TOTAL                                                                                               $5,516,942         $5,580,566
                                                                                                     ===========        ===========

-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
  Current liabilities:
     Short-term debt, current portion of long-term debt and lease obligations                           $277,350           $353,023
     Accounts payable                                                                                    874,112            778,358
     Accrued payroll, taxes, & benefits                                                                  352,581            377,085
     Accrued expenses and other liabilities                                                               86,276            173,038
                                                                                                     -----------        -----------
     Total current liabilities                                                                         1,590,319          1,681,504
                                                                                                     -----------        -----------
  Long-term debt                                                                                       1,193,096          1,804,550
                                                                                                     -----------        -----------
  Total liabilities                                                                                    2,783,415          3,486,054
                                                                                                     -----------        -----------
  Stockholders' equity:
    Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1997 and 1996                   1,727,305          1,727,305
    Common stock, $.012 par value, 50,000,000 shares authorized; issued
    16,459,583 in 1997 and 16,369,583 in 1996                                                            197,514            196,435
    Additional paid-in capital                                                                         8,263,282          8,230,611
    Accumulated deficit                                                                               (7,367,074)        (7,972,339)
                                                                                                     -----------        -----------
                                                                                                       2,821,027          2,182,012
    Less-treasury stock, 700,000 shares, at cost                                                         (87,500)           (87,500)
                                                                                                     -----------        -----------
    Total stockholders' equity                                                                         2,733,527          2,094,512
                                                                                                     -----------        -----------
  TOTAL                                                                                               $5,516,942         $5,580,566
                                                                                                     ===========        ===========
------------------------------------------------------------------------------------------------------------------------------------

 See notes to Condensed Consolidated Financial Statements.
====================================================================================================================================

                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
====================================================================================================================================
                                     Condensed Consolidated Statements of Operations (Unaudited)
====================================================================================================================================
                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                                 June 30,
====================================================================================================================================
                                                               1997                1996                1997                1996
                                                          --------------------------------------------------------------------------
Revenue, net                                                $2,146,318           $2,256,379          $4,652,061           $4,619,511
                                                          ------------         ------------        ------------         ------------
Cost and expense:
   Operating costs                                           1,667,056            1,666,047           3,500,330            3,401,998
   Administrative and selling costs                            550,222              439,109           1,147,692              838,797
   Depreciation and amortization                                50,932               57,753             103,641              115,556
                                                          ------------         ------------        ------------         ------------
Total cost and expense                                       2,268,210            2,162,909           4,751,663            4,356,351
                                                          ------------         ------------        ------------         ------------
Operating income/(loss)                                       (121,892)              93,470             (99,602)             263,160
                                                          ------------         ------------        ------------         ------------
Interest expense, net                                           74,958               69,828             140,377              123,711
Other expense/(income)                                         (15,278)                   0             (43,237)               1,611
                                                          ------------         ------------        ------------         ------------
Total other expense/(income)                                    59,680               69,828              97,140              125,322
                                                          ------------         ------------        ------------         ------------
Income/(loss) before income taxes                             (181,572)              23,642            (196,742)             137,838
Gain/(loss) on sale of clinics                                       0                    0             802,724                    0
Income tax provision                                                 0                2,175                 717                4,675
                                                          ------------         ------------        ------------         ------------
Net income                                                   $(181,572)             $21,467            $605,265             $133,163
                                                          ============         ============        ============         ============
Net income per share:                                           $(0.01)               $0.00               $0.04                $0.01
                                                          ============         ============        ============         ============
Average shares outstanding                                  15,759,583           14,403,604          15,759,583           14,202,955


------------------------------------------------------------------------------------------------------------------------------------

See notes to Condensed Consolidated Financial Statements.
====================================================================================================================================

                                              CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
===================================================================================================================================
                                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                                         For the Six Months Ended June 30, 1997 and 1996
===================================================================================================================================
                                                                                                  1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                                                     $605,265          $133,163
 Adjustments  to  reconcile  net  income  to net cash from  (used by)  operating activities:
 Depreciation and amortization                                                                   103,641           115,556
 (Gain)/loss on sale of clinics                                                                 (802,724)                0
 Non-cash expenses                                                                                   418             7,890
 Decrease (increase) in accounts receivable                                                     (328,761)         (139,322)
 Decrease (increase) in other current assets                                                     (34,656)           87,709
 Decrease (increase) in other assets and deferred costs                                          (18,363)          (34,390)
 Increase (decrease) in accounts payable and accrued expenses                                    254,111          (177,414)
                                                                                               ---------         ---------
 Net cash from (used by) operating activities                                                   (221,069)           (6,808)
                                                                                               ---------         ---------
Cash Flows From Investing Activities:
 Proceeds from sale of clinics                                                                   884,361                 0
 Purchases of equipment                                                                          (10,180)          (10,764)
                                                                                               ---------         ---------
 Net cash used in investing activities                                                           874,181           (10,764)
                                                                                               ---------         ---------
Cash Flows From Financing Activities:
 Proceeds from issuance of debt                                                                  150,000           100,000
 Proceeds from exercise of stock options                                                               0            10,000
 Principal payments on debt and lease obligations                                               (760,416)         (154,185)
                                                                                               ---------         ---------
                                                                                                (610,416)          (44,185)
                                                                                               ---------         ---------
 Net cash provided by (used in) financing activities
 Net decrease in cash                                                                             42,696           (61,757)
 Cash, beginning of year                                                                          37,141            85,557
                                                                                               ---------         ---------
 Cash, end of period                                                                             $79,837           $23,800
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

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

PART I.   FINANCIAL INFORMATION

Item 2. Management's discussion and analysis of financial condition and results of operations

General

     Consolidated Health Care Associates, Inc. "the Company", provides ancillary health care and outpatient rehabilitation services through a network of outpatient clinics principally in the Northeast and Mid-Atlantic regions. The Company owns and operates nine clinics under the name PTS Rehab, Inc. ("PTS") of which five are in Massachusetts, one is in Pennsylvania, and three are in Delaware. The Company also provides managed ancillary health care rehabilitation services through contract staffing under the name Consolidated Rehabilitation Services, Inc ("CRS"), principally in Massachusetts, Pennsylvania, Delaware and New York.

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

Results of operations

     Net revenues increased to $4,652,061 for the six months ending June 30, 1997 from $4,619,511 for the same six month period ended June 30, 1996, an increase of $32,550 or 0.7%. Net revenues for the quarter ending June 30, 1997 declined to $2,146,318 from $2,256,379 for the same period of time during 1996. Net revenues year to date increased despite a decline in PTS outpatient net revenues resulting primarily from fewer Company owned clinics in operation during the six month period ended June 30, 1997 as compared to the same six month period during 1996. In February 1997, the Company's PTS division sold three of its clinics ("the Disposition") in Pennsylvania and in March 1997, returned one clinic in Florida to its former owner. The Company also had two fewer clinics in operations as compared to the same period during 1996 resulting from the closing of one non-performing clinic in Florida and the merging of two clinics in Massachusetts into one location. Additionally, lower PTS net revenues during the first six months of 1997 are also attributable to higher accruals for contractual allowances as compared to reserves for contractual allowances recorded during the same period in 1996. In the third quarter of 1996, the Company performed a review of its reserves for contractual allowances and determined that higher accruals were required. Higher accruals of approximately $64,000 are reflected in the first six months of 1997 and as a result cost are not comparable to those accruals recorded during the same period in 1996.

     Net revenues of the Company's Consolidated Rehabilitation Services division ("CRS") increased to $2,166,096 for the six months ended June 30, 1997 as compared to $949,140 for the same period of time during 1996, an increase of $1,216,956 or 128%. Increased CRS net revenues resulted from the Company's continued diversification of services, to now include Nursing Home Rehabilation Services, as well as the continued integration of contract services within the Company's nine remaining out-patient clinics.

     Operating costs represented 77.6% and 75.2% of revenue during the quarter and six months ended June 30, 1997 compared to 73.8% and 73.6%, respectively. The $98,332 increase in operating costs during 1997 as compared to the same period in 1996 is specifically related to higher salaries and benefit cost associated with the Company's new nursing home rehabilation contracts, and to a lesser extent, additional labor and fringe cost associated with the start-up of the Company's new Managed Rehabilitation Service Division. The continued integration of the Company's contract service division in the Company's out-patient clinics continues to lower fixed overhead costs and as a result the Company continues to achieve lower recruiting, travel and housing costs through the replacement of subcontracted physical therapy labor cost with internal staff physical therapists.

     Administrative and selling costs constituted 25.60% and 24.6% of net revenue during the quarter and six months ended June 30, 1997 as compared to 19.5% and 18.1% for the same periods of 1996. The increase reflects $308,895 in higher administrative and selling costs for six months ended June 30,1997 as compared to the six months ended June 30, 1996. A significant portion of the increase relates to higher accruals for accounting, legal, consulting and financing costs, and to a lesser extent, start-up cost associated with the Company's MRS division. There were no comparable accruals during the first six months of 1996, however the Company did record a significant accounting and legal charge in the third quarter of 1996.

     Depreciation and amortization decreased by $11,915 during the six months ended June 30, 1997 as compared to the same period during 1996. The decrease is attributable to lower depreciation expenses resulting from the sale of certain fixed assets in February and March 1997.

     Interest expense increased by $16,666 for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is primarily the result of the Company's increased use of its factoring arrangement to support its operations, interest expense accrued on term debt, and to a lesser extent lower interest expense resulting from the use of proceeds from the Disposition to retire certain current and long-term debt.

     Other income increased by $44,848 for the six months ended June 30, 1997 as compared to the same six months in 1996, primarily as a result of the on-going successful negotiations to lower liabilities of certain outstanding accounts payable debt.

     On February 28, 1997, the Company completed the sale of three of its four Pennsylvania clinics for a purchase price of $1,050,000 in cash and a note, subject to adjustment. The clinics include those located in Millersburg, PA, Mechanicsburg, PA and

Shermansdale, PA. The Company had purchased these clinics from "the Buyer" in 1993. The cash portion of the transaction was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,636. The Buyer also assumed up to $230,000 in associated liabilities. Additionally, in January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000, by assigning and without guarantee as to the amount of the collect ability to the note holder $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. The clinics sold accounted for approximately 22% of the Company's total revenues for the year ended December 31, 1996. The Company is utilizing the proceeds from the Disposition to pay down debt and for other general corporate purposes.

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

     As a result of the above factors, the Company earned net income of $605,265 for the six months of 1997 as compared to a net income of $133,163 for the same period of 1996.

Liquidity and Capital Resources

     The Company's liquidity, as measured by its cash increased by $42,696 in the first six months of 1997. The increase in cash is primarily the result of the remaining effects of the sale of the Pennsylvania clinics and additional proceeds received from the issuance of new term debt, less certain financing activities of the Company described below.

     Net accounts receivable were $1,450,613 at June 30, 1997 compared to $1,817,036 at December 31, 1996, a decrease of $366,423. In January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000 by assignment to the note holder of $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. Subsequently, included in the February 1997 Pennsylvania Disposition were approximately $230,000 of remaining net accounts receivables related to the clinics included in the disposition. In the March 1997 return of the Florida clinic to its Former Owner, net accounts receivable returned were approximately $65,000. Net accounts receivables further decreased through additional reserves for contractual allowances of approximately $41,000. The decreases were offset by increased accounts receivables of approximately $329,000 generated primarily in the CRS division.

     Accounts payable, accrued payroll, taxes and benefits, and accrued other decreased by $15,512 in the first six months of 1997 as compared to the balances at December 31, 1996. The decrease includes the combined assumption of approximately $269,000 of accounts payable and accrued payroll and related benefit costs by the Buyer of the Pennsylvania clinics and by the former owner of the Florida clinic, offset by increased accounts payable resulting from higher operating cost associated with the increase in CRS revenues and to a lesser extent, increased accounts payable for legal and accounting cost which includes the filing of the Company's Registration Statement on Form SB-2 in February 1997.

     Cash provided by investing activities for the six months ended June 30, 1997 was $874,181, which consisted of net proceeds provided by the sale of clinics of $884,361 less cash used for the purchases of equipment of $10,180. The cash portion of the Pennsylvania disposition was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,639.

     Financing activities in the first six months of 1997 used cash of $610,416. Proceeds from the issuance of debt were $150,000 and payments of $760,416 were made on term debt. Due to the shortfalls in working capital as discussed above, the Company discontinued scheduled principal and interest payments on several of its note payable obligations during 1996. During 1997, in conjunction with the assignment of accounts receivables and the utilization of proceeds from the dispositions, the Company cured certain defaults in principal and interest payments by remitting past-due amounts.

     At June 30, 1997 and December 31, 1996, the Company had outstanding approximately $1,470,000 and $2,158,000 in notes payable and long-term debt, respectively. At December 31, 1996 of such amount, approximately $462,000 related to clinics included in the February disposition and the March 1997 clinic returned to the former owner. During the three months ended March 31,1997 by assignment of accounts receivable from the Company to the note holders, the remaining balance of these notes were satisfied. Net term debt remaining decreased during the six months ended June 30, 1997 primarily as a result of the continuation of scheduled payments of term debt offset by the issuance of new term debt of $150,000.

     Stockholders' equity increased $639,015 during the first six months of 1997 due to the issuance of common stock ($33,750) and net income ($605,265).

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

     In July 1997, the Company negotiated a $300,000 promissory note with Renaissace Capital Group, Inc.. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the promissory note at a rate of 8% per annum, computed in arrears, with the entire principal plus any unpaid interest due in full November 20, 1997.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
               None

Item 2.   Changes In Securities

A telephonic Board of Directors meeting was held on July 8, 1997 whereby the Board approved the change in the conversion price at which shares of Series A Preferred Stock can be converted into shares of Common Stock from a conversion price of $.57 per share to $.38 per share. The Board further resolved to allow the Company to pay the accumulated preferred dividends in arrears on the Series A and Series B Preferred Stock in the form of Common Stock to be issued at the applicable conversion price for the Series A and Series B Preferred Stock respectively.

Item 3.   Defaults upon Senior Securities
                   None

Item 4.   Submission of matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 20, 1997, the following matters were proposed and a majority of stockholders were in favor of:

a) Authorization of the Board of Directors to effect a reverse split of the common stock of the Company without further shareholder action, of not less than 1 for 2 nor greater than 1 for 10.

b) Electing six Directors to hold office until the next Annual Meeting of Stockholders.

     The number of votes cast for and against the authorization of the reverse split and the election of each Director, and the number of abstentions with respect thereto, were as follows:


                                                 FOR        AGAINST    ABSTAIN

   Reverse Stock Split                         8,670,259     18,000     8,748

   Election of:

            Sidney Dworkin                     8,697,004
            Paul Frankel                       8.697.004
            Joel Friedman                      8,697,004
            James Kenney                       8,697,004
            Robert M.Whitty                    8,697,004
            Goodhue W. Smith III               8,697,004

Item 5    Other Information

The Company announced August 13, 1997 that it had signed a non-binding letter of intent to sell all of the Company's assets and business to a wholly-owned subsidiary ("Acquisition Sub") of the Olympus Healthcare Group, Inc.("Olympus"). In addition, Olympus shall assume all of the disclosed liabilities and obligations of the Company.

Olympus is a privately owned, integrated post-acute healthcare services company with extended business activities in inpatient services, ancillary services, and ambulatory services. The Company's activities are centered in the New England states, principally in Massachusetts, Connecticut and Maine.

The letter of intent contemplates a purchase price of $5,000,000, consisting of 175,620 shares of Olympus common stock, par value $.01 per share, and $750,000 in cash, subject to a working capital adjustment. Additional purchase price of between $750,000 and $1,200,000, payable in shares of Olympus stock, will be payable to the Company if Acquisition Sub meets certain targets for adjusted net operating income in 1998.

The consummation of the transaction is subject to a number of conditions, including the completion of due diligence, the signing of a definitive agreement, the approval of Consolidated's shareholders and certain other customary conditions.

The foregoing description is qualified by reference to the press release announcing the proposed transaction, a copy of which is attached to this report as Exhibit 99.1 and is incorporated herein by reference.


Item 6.      Exhibits and Reports on Form 8-K
               Exhibit 99.1  Press Release  issued by the  Registrant on
                 August 13,1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CONSOLIDATED HEALTH CARE
                                            ASSOCIATES, INC.



Dated: August 14, 1997                      By:      /s/ Robert M. Whitty
       ----------------------                        --------------------
                                                      Robert M. Whitty
                                                      President


Dated: August 14, 1997                      By:     /s/ Raymond L. LeBlanc
       ----------------------                        ----------------------
                                                      Raymond L. LeBlanc
                                                      Chief Financial Officer