Form 10-Q
period 1997-09-30
CONSOLIDATED HEALTH CARE ASSOCIATES INC
filed 1997-11-14
CIK 752346

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For quarter ended September 30, 1997

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

Yes  [X]   No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1997.

                   Common Stock, $.012 Par Value -- 15,859,583

                                      INDEX

                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.


   PAGE #       PART I.   FINANCIAL INFORMATION
   ------       -------   ---------------------

                Item 1.   Financial Statements (Unaudited)

      3 Condensed Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996

      4 Condensed Consolidated Statements of Operations -- Three months and Nine months ended September 30, 1997 and 1996

      5 Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996

      6         Notes to Condensed Consolidated Financial Statements --
                September 30, 1997

   7-11         Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

                PART II.  OTHER INFORMATION

12 - 14         Item 1.   Legal Proceedings
                Item 2.   Changes In Securities
                Item 3.   Defaults upon Senior Securities
                Item 4.   Submission of Matters to a Vote of Security Holders
                Item 5.   Other Information
                Item 6.   Exhibits and Reports on Form 8-K

       15       SIGNATURES

=================================================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
=================================================================================================================
                      Condensed Consolidated Balance Sheets
=================================================================================================================
                                                                                       (unaudited)
ASSETS:                                                                                 09/30/97       12/31/96
------                                                                                 -----------    -----------
  Current assets:
      Cash                                                                             $    44,575    $    37,141
      Accounts receivable (net of allowance for doubtful accounts of  $760,000 in
       1997 and $977,000 in 1996)                                                        1,079,198      1,817,036
      Other account receivables                                                            907,068        535,225
      Other current assets                                                                  64,469        176,403
                                                                                       -----------    -----------
      Total current assets                                                               2,095,310      2,565,805
                                                                                       -----------    -----------
  Property and equipment, at cost:
      Equipment                                                                          1,191,167      1,316,166
      Less accumulated depreciation and amortization                                      (864,243)      (862,305)
                                                                                       -----------    -----------
      Property and equipment, net                                                          326,924        453,861
                                                                                       -----------    -----------
  Other assets:
      Goodwill (net of accumulated amortization of $441,000 in 1997 and $385,000
      in 1996)                                                                           2,371,754      2,428,463
      Other                                                                                378,665        132,437
                                                                                       -----------    -----------
      Total other assets                                                                 2,750,419      2,560,900
                                                                                       -----------    -----------
  TOTAL                                                                                $ 5,172,653    $ 5,580,566
                                                                                       ===========    ===========
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
  Current liabilities:
     Short-term debt, current portion of long-term debt and lease obligations          $   902,705    $   353,023
     Accounts payable                                                                      827,178        778,358
     Accrued payroll, taxes, & benefits                                                    409,176        377,085
     Accrued expenses and other liabilities                                                121,954        173,038
                                                                                       -----------    -----------

     Total current liabilities                                                           2,261,013      1,681,504
                                                                                       -----------    -----------

  Long-term debt                                                                           796,269      1,804,550
                                                                                       -----------    -----------

  Total liabilities                                                                      3,057,282      3,486,054
                                                                                       -----------    -----------

  Stockholders' equity:
    Preferred stock, 10,000,000 shares authorized; issued 1,727,305 in 1997 and 1996     1,727,305      1,727,305
    Common stock, $.012 par value, 50,000,000 shares authorized; issued
    16,559,583 in 1997 and 16,369,583 in 1996                                              198,715        196,435
    Additional paid-in capital                                                           8,293,329      8,230,611
    Accumulated deficit                                                                 (8,016,478)    (7,972,339)
                                                                                       -----------    -----------
                                                                                         2,202,871      2,182,012
    Less-treasury stock, 700,000 shares, at cost                                           (87,500)       (87,500)
                                                                                       -----------    -----------
    Total stockholders' equity                                                           2,115,371      2,094,512
                                                                                       -----------    -----------

  TOTAL                                                                                $ 5,172,653    $ 5,580,566
                                                                                       ===========    ===========

-----------------------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
=================================================================================================================

==================================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
==================================================================================================
           Condensed Consolidated Statements of Operations (Unaudited)
==================================================================================================
                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
==================================================================================================
                                          1997            1996             1997            1996
                                      ------------------------------------------------------------
Revenue, net                          $  1,243,220    $  2,281,626    $  5,895,281    $  6,901,137
                                      ------------    ------------    ------------    ------------

Cost and expense:
   Operating costs                       1,168,596       1,856,126       4,668,926       5,258,124
   Administrative and selling costs        608,026         823,858       1,755,718       1,662,655
   Depreciation and amortization            50,934          59,930         154,575         175,486
                                      ------------    ------------    ------------    ------------

Total cost and expense                   1,827,556       2,739,914       6,579,219       7,096,265
                                      ------------    ------------    ------------    ------------


Operating income/(loss)                   (584,336)       (458,288)       (683,938)       (195,128)
                                      ------------    ------------    ------------    ------------

Interest expense, net                       71,396          83,645         211,773         207,356
Other expense/(income)                      (6,328)              0         (49,563)              0
                                      ------------    ------------    ------------    ------------

Total other expense/(income)                65,068          83,645         162,210         207,356
                                      ------------    ------------    ------------    ------------

Income/(loss) before income taxes         (649,404)       (541,933)       (846,148)       (402,484)

Gain/(loss) on sale of clinics                   0               0         802,724               0

Income tax provision                             0          49,502             715          55,788
                                      ------------    ------------    ------------    ------------

Net loss                              $   (649,404)   $   (591,435)   $    (44,139)   $   (458,272)
                                      ============    ============    ============    ============

Net loss per share:                   $      (0.04)   $      (0.03)   $      (0.00)   $      (0.03)
                                      ============    ============    ============    ============


Average shares outstanding              15,722,833      15,389,965      15,722,833      15,389,965

--------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
==================================================================================================

===================================================================================================
                    CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
===================================================================================================
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30,1997 and 1996
===================================================================================================
                                                                              1997         1996
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

 Net loss                                                                   $ (44,139)   $(458,272)

Adjustments to reconcile net income to net cash from (used by) operating activities:

 Depreciation and amortization                                                154,575      174,733
(Gain)/loss on sale of clinics                                               (802,724)           0
 Non-cash expenses                                                                416      154,645
 Decrease (increase) in accounts receivable                                    42,654     (239,588)
 Decrease (increase) in other current assets                                   10,400      (49,783)
 Decrease (increase) in other assets and deferred costs                             0      (12,109)
 Increase (decrease) in accounts payable and accrued expenses                 299,033      262,668
                                                                            ---------    ---------
 Net cash  used by  operating activities                                     (339,785)    (167,706)
                                                                            ---------    ---------
Cash Flows From Investing Activities:

 Proceeds from sale of clinics                                                884,361            0
 Purchases of equipment                                                       (10,180)     (21,855)
                                                                            ---------    ---------
 Net cash provided by (used in) investing activities                          874,181      (21,855)
                                                                            ---------    ---------

Cash Flows From Financing Activities:

 Proceeds from issuance of debt                                               450,000      180,000
 Proceeds from exercise of stock options                                            0       10,000
 Non-cash proceeds from issuance of common stock                                    0      248,374
 Principal payments on debt and lease obligations                            (976,962)    (243,588)
                                                                            ---------    ---------
 Net cash provided by (used in) financing activities                         (526,962)     194,786
                                                                            ---------    ---------
 Net increase in cash                                                           7,434        5,225
 Cash, beginning of period                                                     37,141       85,557
                                                                            ---------    ---------
 Cash, end of period                                                        $  44,575    $  90,782
                                                                            =========    =========

---------------------------------------------------------------------------------------------------
See notes to Condensed Consolidated Financial Statements.
===================================================================================================

         Footnote:  The Company issued 90,000 and 100,000 shares of common stock in conjunction with proceeds from the issuance of debt and in satisfaction of the employers 401(K) matching liability, respectively.

                    The Company satisfied approximately $462,000 of notes payable incurred in connection with business acquisitions through the assignment of accounts receivables related to those businesses.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 1997

NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

PART I.   FINANCIAL INFORMATION

Item 2. Management's discussion and analysis of financial condition and results of operations

General

     Consolidated Health Care Associates, Inc. "the Company", provides ancillary health care and outpatient rehabilitation services through a network of outpatient clinics principally in the Northeast and Mid-Atlantic regions. The Company owns and operates eight clinics under the name PTS Rehab, Inc. ("PTS") of which four are in Massachusetts, one is in Pennsylvania, and three are in Delaware. The Company closed one non-performing clinic in Massachusetts late in the second quarter in 1997. The Company also provides managed ancillary health care rehabilitation services through contract staffing under the name Consolidated Rehabilitation Services, Inc ("CRS"), principally in Massachusetts and New York.

     In 1996, the company began development of a program of Managed Rehabilitation Services ("MRS"), pursuant to which the Company would furnish contract development, staffing, administrative, payroll, billing, collection and management services to local, independently owned community based clinics, nursing homes and home health agencies. The Company expected that over time the MRS business would become the substantial focus of the Company's operations. During the third quarter 1997, the Company elected to terminate the current MRS arrangements and not to pursue any additional development of the MRS product, primarily as a result of the decision made by the Board of Directors to pursue a merger or sale of the company, and to a lesser extent, as a result of increased cash flow deficiencies being experienced by the Company.

     In September 1997, the Company announced that it had entered into a non-binding Letter of Intent to sell certain operating assets of the Company with Olympus Health Care Group and was continuing to pursue the sale of the remaining assets of the Company. Proceeds from the proposed transactions, along with the collections of the Company's receivables, would be used to satisfy the Company's outstanding liabilities, although there are no assurances that the completion of such transactions will enable the Company to completely satisfy all liabilities. See "Other Information" below.

Results of operations

     Net revenues decreased to $5,895,281 for the nine months ending September 30, 1997 from $6,901,137 as compared to the nine month period ended September 30, 1996, a decrease of $1,005,856 or 14.6%. Net revenues for the quarter ending September 30, 1997 declined 45.6% to $1,243,220 from $2,281,626 as compared to the same period of time during 1996. The year to date net revenue decrease is primarily from a direct result of four fewer Company owned clinics in operation during the nine month period ended September 30, 1997 as compared to the similar nine month period during 1996. In February 1997, the

Company's PTS division sold three of its clinics in Pennsylvania ("the Disposition") and in March 1997, returned one clinic in Florida to its former owner. Lower net revenues during the first nine months of 1997 are also attributable to higher accruals for contractual allowances as compared to reserves for contractual allowances recorded during the same period in 1996. Higher accruals of approximately $223,000 are reflected in the first nine months of 1997 and as a result, cost are not comparable to those accruals recorded during the same period in 1996.

     Operating costs represented 94% and 79% of revenue during the quarter and nine months ended September 30, 1997 compared to 81% and 76%, respectively. The increase in operating costs during 1997 as compared to the same period in 1996 is specifically related to higher subcontract labor and benefit cost associated with the Company's nursing home rehabilitation contracts and MRS start up costs, and to a lesser extent, as a result of lower revenues resulting from the seasonality of the Company's outpatient business. During 1997, the Company continued the integration of the Company's contract service division in the Company's out-patient clinics which allowed certain fixed overhead costs to be reduced, however during the third quarter 1997, the Company was not able to lower fixed costs at a ratio comparable to the changes occurring in the general business and from the regular seasonal decline in outpatient revenue.

     Administrative and selling costs constituted 49% and 30% of net revenue during the quarter and nine months ended September 30, 1997 as compared to 36% and 24% for the same periods of 1996. The increase reflects $93,063 in higher administrative and selling costs for nine months ended September 30,1997 as compared to the nine months ended September 30, 1996. The increase costs are associated with the Company's continued effort to negotiate an agreement to effectuate a merger or sale of the Company, and are attributable to increase legal and accounting costs. During the first three quarters of 1997, the Company accrued for accounting, legal, consulting and financing costs at a higher rate and as a result there are no comparable accruals during the first six months of 1996, however the Company did record a significant accounting and legal charge in the third quarter of 1996.

     Depreciation and amortization decreased by $20,911 during the nine months ended September 30, 1997 as compared to the same period during 1996. The decrease is attributable to lower depreciation expenses resulting from the sale of certain fixed assets in February and March 1997.

     Interest expense increased by $4,417 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is primarily the result of the increased use of the Company's factoring arrange ment to support its operations and interest expense accrued on term debt, offset by lower interest expense resulting from the use of proceeds from the Disposition to retire certain current and long-term debt. During the third quarter 1997, the Company was advanced $300,000 under an arrangement with Renaissance, a major stockholder of the Company. Interest expense related to this loan accrues at a rate of 8% per annum.

     Other income increased by $49,563 for the nine months ended September 30, 1997 as compared to the same nine months in 1996, primarily as a result of the successful negotiations and settlements made to lower liabilities of certain outstanding accounts payable debt.

     On February 28, 1997, the Company completed the sale of three of its four Pennsylvania clinics for a purchase price of $1,050,000 in cash and a note, subject to adjustment. The clinics include those located in Millersburg, PA, Mechanicsburg, PA and Shermansdale, PA. The Company had purchased these clinics from "the Buyer" in 1993. The cash portion of the transaction was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,636. The Buyer also assumed up to $230,000 in associated liabilities. Additionally, in January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000, by assigning and without guarantee as to the amount of the collect ability to the note holder $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. The clinics sold accounted for approximately 22% of the Company's total revenues for the year ended December 31, 1996. The Company is utilized the proceeds from the Disposition to pay down debt and for other general corporate purposes.

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

     The Company elected to sell certain Pennsylvania clinics and return the Florida clinic after determining that current and projected future cash flows of these operations did not and would not satisfy operating and debt service requirements.

     The Company's tax provision is substantially the result of state income tax accruals.

     As a result of the above factors, the Company incurred a net loss of $44,139 for the nine months of 1997 as compared to a net loss of $458,272 for the same period of 1996.

Liquidity and Capital Resources

     The Company's liquidity, as measured by its cash increased by $7,434 in the first nine months of 1997. The increase in cash is primarily the result of the sale of the Pennsylvania clinics and additional proceeds received from the issuance of new term debt, less certain financing activities of the Company described below.

     The Company's cash and working capital continues to decline primarily as a result of operational losses, making it increasingly difficult for the Company to meet scheduled debt repayments. Additionally, the Company continues to be dependent upon its factoring arrangements which it has assigned a certain portion of its accounts receivable to support its operations. The Company's current factoring arrangement has resulted in availability of funds equal to the current month's cash collections. The matters described above have resulted in the Company seeking a merger, sale of the Company assets or to seek additional outside capital that is required to meet the cash needs of the Company. No assurances can be given that any additional capital or financing may be available or if available, that it will be on terms and conditions acceptable to the Company. Additionally, no assurances can be given that any proposed merger or sale will occur. If the Company is unsuccessful in achieving the above, this would have a material adverse effect on the Company.

     Net accounts receivable were $1,079,198 at September 30, 1997 compared to $1,817,036 at December 31, 1996, a decrease of $737,838. In January 1997 the Company agreed to satisfy a note held by the Buyer issued in connection with the 1993 business acquisition in the approximate amount of $413,000 by assignment to the note holder of $484,000 in face amount of accounts receivable, but only to the extent of collections in the amount due under the note. Subsequently, included in the February 1997 Pennsylvania Disposition were approximately $230,000 of remaining net accounts receivables related to the clinics included in the disposition. In the March 1997 return of the Florida clinic to its Former Owner, net accounts receivable returned were approximately $65,000. Net accounts receivables further decreased through additional reserves for contractual allowances of approximately $133,000. The decreases were offset by increased accounts receivables of approximately $175,000 generated primarily in the CRS division.

     Accounts payable, accrued payroll, taxes and benefits, and accrued other increased by $29,827 in the first nine months of 1997 as compared to the balances at December 31, 1996. As the Company continues to incur losses during 1997, its working capital and available cash declined. In response, the Company extended the time needed to satisfy its obligations to vendors, resulting in increased accounts payable. Increased accounts payables were offset by the combined assumption of approximately $269,000 of accounts payable and accrued payroll and related benefit costs by the Buyer of the Pennsylvania clinics and by the former owner of the Florida clinic.

     Cash provided by investing activities for the nine months ended September 30, 1997 was $874,181, which consisted of net proceeds provided by the sale of clinics of $884,361 less cash used for the purchases of equipment of $10,180. The cash portion of the

Pennsylvania disposition was $900,000 which at the closing was reduced by the payment of certain operating expenses due the Buyer of $15,639.

     Financing activities in the first nine months of 1997 used cash of $526,962. Proceeds from the issuance of debt were $450,000 and payments of $976,416 were made on term debt. Due to the shortfalls in working capital as discussed above, the Company discontinued scheduled principal and interest payments on several of its note payable obligations during 1996. During 1997, in conjunction with the assignment of accounts receivables and the utilization of proceeds from the dispositions, the Company cured certain defaults in principal and interest payments by remitting past-due amounts.

     At September 30, 1997 and December 31, 1996, the Company had outstanding approximately $1,699,000 and $2,158,000 in notes payable and long-term debt, respectively. At December 31,1996 of such amount, approximately $462,000 related to clinics included in the February disposition and the March 1997 clinic returned to the former owner. During the three months ended March 31,1997 by assignment of accounts receivable from the Company to the note holders, the remaining balance of these notes were satisfied. Net term debt remaining decreased during the nine months ended September 30, 1997 primarily as a result of the continuation of certain scheduled payments of term debt offset by the issuance of new term debt of $450,000.

     Stockholders' equity increased $20,859 during the first nine months of 1997 due to the issuance of common stock $65,998 offset by the net loss $44,139.

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

     In July 1997, the Company negotiated a $300,000 promissory note with Renaissance Capital Group, Inc.. Pursuant to the promissory note, the Company is obligated to pay interest on the unpaid monthly balance of the promissory note at a rate of 8% per annum, computed in arrears, with the entire principal plus any unpaid interest due in full November 20, 1997.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

There are actions pending against the Company arising out of the normal conduct of business. In the opinion of management the amounts, if any, which may be awarded as a result of these claims would not have a significant impact on the Company's consolidated financial position and results of operations.

Item 2.   Changes In Securities

A telephonic Board of Directors meeting was held on July 8, 1997 whereby the Board unanimously approved a change in the conversion price at which shares of Series A Preferred Stock can be converted into shares of Common Stock from a conversion price of $.57 per share to $.38 per share. The Board further resolved to allow, at the option of the Company, to pay the accumulated preferred dividends in arrears on the Series A and Series B Preferred Stock in the form of Common Stock, and to be issued at the applicable conversion price for the Series A and Series B Preferred Stock, respectively.

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

The letter of intent contemplated a purchase price of $5,000,000, consisting of 175,620 shares of Olympus common stock, par value $.01 per share, and $750,000 in cash, subject to a working capital adjustment. Additional purchase price of between $750,000 and $1,200,000, payable in shares of Olympus stock, would be payable to the Company if Acquisition Sub meets certain targets for adjusted net operating income in 1998.

On September 30, 1997 the Company announced the signing of a revised Letter of Intent with Olympus, whereby Olympus would acquire all of the operating assets and assume certain liabilities of PTS Rehab, Inc. and Consolidated Rehabilitation Services, Inc., wholly owned subsidiaries of Consolidated Health Care Associates, Inc. in exchange for 42,553 shares of common stock of Olympus and $1,400,000 cash, subject to completion of due diligence, signing of a definitive agreement and approval of Consolidated shareholder along with certain other customary conditions. The additional purchase price adjustment previously included in the August 13, 1997 announcement for achieving certain 1998 net operating income targets was eliminated. The transaction, as announced, was anticipated to close after a shareholders meeting proposed to be held in October.

During November 1997, the Company announced the revisions of the Letter of Intent agreement with Olympus, whereby Olympus would acquire all of the operating assets and assume certain liabilities of PTS Rehab, Inc. consisting of the four outpatient clinics located in Attleboro, Leominster, West Bridgewater, and Berkshire, Massachusetts on premises leased from third parties. The Transaction contemplates a purchase price of $1,400,000 cash and 12,765 shares of Olympus common stock, par vlaue $.01 per share. The transaction is anticipated to close after a shareholders meeting which is proposed to be held in December 1997. The consummation of the transaction is subject to a number of conditions, including the signing of a definitive agreement, the approval of Consolidated's shareholders and certain other customary conditions.

During November 1997 the Company entered into negotiations with Olympus to provide a Management Agreement whereby Olympus Health Care Group would provide advisory, supportive, consultive and administrative services and expertise in the management of the Company's four Massachusetts outpatient clinics ("the Business"). As of the effective date, Olympus ("the Manager") agrees to act as operating manager of the Business including all phases of its operations. The Management Agreement would remain in effect until the proposed transaction with Olympus has been consummated.

Olympus Health Care Group, Inc. is a privately owned, integrated post-acute Healthcare services company with extended business activities in inpatient services, ancillary services, and ambulatory services. The Company's activities are centered in the New England states, principally in Massachusetts, Connecticut and Maine.

The foregoing description is qualified by reference to the press release announcing the proposed transaction, a copy of which is attached to this report as Exhibit 99.1 and 99.2 and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K
                 Exhibit 99.1 Press Release issued by the Registrant on August 13,1997.
                 Exhibit 99.2 Press Release issued by the Registrant on September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONSOLIDATED HEALTH CARE
                                       ASSOCIATES, INC.



Dated: November 14, 1997               By:      /s/ Robert M. Whitty
      ------------------------                  --------------------
                                                Robert M. Whitty
                                                President

Dated: November 14, 1997               By:     /s/ Raymond L. LeBlanc
      ------------------------                 ----------------------
                                                Raymond L. LeBlanc
                                                Chief Financial Officer

Exhibit 99.1   Press release issued by the Registrant on August 13, 1997.
Exhibit 99.2   Press release issued by the Registrant on September 30, 1997.